Form 10-Q
period 1996-03-31
TENCOR INSTRUMENTS
filed 1996-05-15
CIK 711808

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q

(Mark one)

[ X ]    QUARTERLY report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934.

For the quarterly period ended
March 31, 1996

                                          OR

[   ]    TRANSITION report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of  1934.


For the transition period from _____________ to ____________

COMMISSION FILE NUMBER 0-20007

                                  TENCOR INSTRUMENTS
                (exact name of registrant as specified in its charter)

    CALIFORNIA                                          94-2464767
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                 2400 CHARLESTON ROAD
                           MOUNTAIN VIEW, CALIFORNIA  94043
                  (Address of principal executive offices, zip code)

                    Registrant's telephone number:  (415) 969-6784


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X   NO
                                       ---      ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Shares outstanding as of April 30, 1996:  30,678,967



This report, including all exhibits and attachments, contains 11 pages.

                                        INDEX
                                  TENCOR INSTRUMENTS


                                                                     Page
PART I - FINANCIAL INFORMATION                                       Number

Item 1:    Consolidated Interim Financial Statements:


           Consolidated Interim Balance Sheets -
           March 31, 1996 and December 31, 1995                         3

           Consolidated Interim Statements of Income -
           Three months ended March 31, 1996 and 1995                   4

           Consolidated Interim Statements of Shareholders' Equity -
           Year ended December 31, 1995 and three months ended
            March 31, 1996                                              5

           Consolidated Interim Statements of Cash Flows -
           Three months ended March 31, 1996 and 1995                   6

           Notes to Consolidated Interim Financial Statements           7

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8-10

PART II - OTHER INFORMATION

SIGNATURES                                                              11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM BALANCE SHEETS
(in thousands)
(unaudited)


                                              March 31, 1996  December 31, 1995
                                              --------------  -----------------
ASSETS
Current assets:
   Cash and cash equivalents                       $104,686      $  86,944
   Short-term investments                            72,148         76,889
   Accounts receivable, net                         117,890        122,859
   Inventories                                       57,957         46,725
   Deferred income taxes                              8,869          8,869
   Prepaid expenses and other assets                  3,084          2,664
                                                  ---------      ---------
       Total current assets                         364,634        344,950

Property and equipment, net                          27,943         22,447
Other assets                                         27,619         27,643
                                                  ---------      ---------

Total assets                                       $420,196       $395,040
                                                  ---------      ---------
                                                  ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Bank borrowings                                $  34,810       $  34,123
   Accounts payable                                  15,554         16,858
   Accrued compensation                              17,570         16,526

   Other accrued expenses                            25,076         22,816
   Income taxes payable                              20,152         13,545
                                                  ---------      ---------
       Total current liabilities                    113,162        103,868
                                                  ---------      ---------

Long-term obligations                                 2,765          3,027
                                                  ---------      ---------

Shareholders' equity:

   Common stock                                     147,379        151,675
   Retained earnings                                158,987        138,736
   Cumulative translation adjustment                 (2,097)        (2,266)
                                                  ---------      ---------
       Total shareholders' equity                   304,269        288,145
                                                  ---------      ---------

Total liabilities and shareholders' equity         $420,196       $395,040
                                                  ---------      ---------
                                                  ---------      ---------




See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)



                                                        Three months ended
                                                            March 31,
                                                      1996           1995
                                                      ----           ----

Revenues                                           $106,283       $ 67,608
Cost of goods sold                                   40,847         25,050
                                                 ----------     ----------
Gross profit                                         65,436         42,558
                                                 ----------     ----------

Operating expenses:
   Research and development                          10,995          6,818
   Marketing and selling                             16,120         10,742
   General and administrative                         6,952          4,167
                                                 ----------     ----------
       Total operating expenses                      34,067         21,727
                                                 ----------     ----------

Income from operations                               31,369         20,831

Other income                                          1,293            993
                                                 ----------     ----------
Income before income taxes                           32,662         21,824

Provision for income taxes                           12,411          8,948
                                                 ----------     ----------

Net income                                         $ 20,251       $ 12,876
                                                 ----------     ----------
                                                 ----------     ----------





Net income per share                                  $0.64          $0.44

Weighted average common shares
    and equivalents                                  31,721         29,167










See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)




                                                          Common Stock                           Cumulative
                                                          ------------             Retained      Translation
                                                      Shares         Amount        Earnings      Adjustment       Totals
                                                      ------         ------        --------      ----------       ------
Balance at December 31, 1993                         22,990       $ 21,107        $49,446        $  (361)      $ 70,192

   Adjustment to conform fiscal year of Prometrix       --             --            (350)           --            (350)
   Net issuance under employee stock plans            1,428          5,511            --             --           5,511
   Equity offering, net of offering costs             2,466         38,187            --             --          38,187
   Release of FleXus escrowed shares                    178          3,422            --             --           3,422
   Release of Prometrix escrowed shares                 394            --             --             --             --
   Tax benefits of stock option transactions            --           3,150            --             --           3,150
   Cumulative translation adjustment                    --             --             --             301            301
   Net income                                           --             --          24,316            --          24,316
                                                    -------        -------        -------        -------        -------
Balance at December 31, 1994                         27,456         71,377         73,412            (60)       144,729

   Net issuance under employee stock plans              965          5,630            --             --           5,630
   Equity offering, net of offering costs             2,330         65,865            --             --          65,865
   Tax benefits of stock option transactions            --           8,803            --             --           8,803
   Cumulative translation adjustment                    --             --             --          (2,206)        (2,206)
   Net income                                           --             --          65,324            --          65,324
                                                    -------        -------        -------        -------        -------
Balance at December 31, 1995                         30,751        151,675        138,736         (2,266)       288,145

  Net issuance under employee stock plans                90          1,010            --             --           1,010
   Repurchase of Common Stock                          (250)        (5,456)           --             --          (5,456)
   Tax benefits of stock option transactions            --             150            --             --             150
  Cumulative translation adjustment                     --             --             --             169            169
   Net income                                           --             --          20,251            --          20,251
                                                    -------        -------        -------        -------        -------
Balance at March 31, 1996                            30,591       $147,379       $158,987        $(2,097)      $304,269
                                                    -------        -------        -------        -------        -------
                                                    -------        -------        -------        -------        -------
















See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(in thousands)
(unaudited)


                                                                 Three months ended
                                                                      March 31,
                                                                      ---------
                                                                 1996           1995
                                                                 ----           ----
Cash flows from operating activities:
  Net income                                                  $20,251        $12,876
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                              2,290          1,908
     Changes in assets and liabilities:
        Accounts receivable                                     3,048         (9,309)
        Inventories                                           (11,648)        (3,593)
        Prepaid expenses and other assets                      (1,338)        (1,126)
        Accounts payable                                       (1,266)         1,052
        Accrued compensation                                    1,107          1,668
        Other accrued expenses                                  2,185          1,637
        Income taxes payable                                    6,872          5,674
                                                             --------       --------
     Net cash provided by operating activities                 21,501         10,787
                                                             --------       --------
Cash flows from investing activities:
  Purchase of property and equipment                           (7,105)        (3,405)
  Purchases of short-term investments                         (13,891)        (9,494)
  Proceeds from sales of short-term investments                18,632          5,634
                                                             --------       --------
     Net cash used in investing activities                     (2,364)        (7,265)
                                                             --------       --------
Cash flows from financing activities:

  Issuance of common stock, net                                 1,010          1,631
  Repurchase of common stock                                   (5,456)            --
  Proceeds from debt obligations                                7,379          4,546
  Payments under debt obligations                              (5,548)          (259)
                                                             --------       --------
     Net cash provided by/(used in) financing activities       (2,615)         5,918
                                                             --------       --------
Effect of exchange rate changes on cash                         1,220         (1,131)
                                                             --------       --------
Net increase in cash and cash equivalents                      17,742          8,309
Cash and cash equivalents at beginning of period               86,944         37,121
                                                             --------       --------
Cash and cash equivalents at end of period                   $104,686        $45,430
                                                             --------       --------
                                                             --------       --------

Supplemental cash flow disclosures:
  Income taxes paid                                          $  5,370       $  4,027

  Interest paid                                              $    438       $    108
Supplemental non-cash investing cash flow disclosures:
  Tax benefits from exercise of stock options                $    150       $  2,840


See accompanying notes to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION - The consolidated interim financial statements included herein have been prepared by Tencor Instruments (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report to Shareholders.

In the opinion of management, these unaudited financial statements contain all of the adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1996, the results of operations, the changes in shareholders' equity and the cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

NOTE 2. INVENTORIES - Inventories are stated at the lower of standard cost, which approximates actual cost (on a first in, first out basis) or market value and consists of the following (in thousands):


                                         March 31,     December 31,
                                           1996            1995
                                           ----            ----

    Raw materials                         $29,966        $24,829
    Work-in-process                        15,557         12,948
    Finished goods                         12,434          8,948
                                         --------       --------
                                          $57,957        $46,725
                                         --------       --------
                                         --------       --------


NOTE 3. BORROWING ARRANGEMENTS - During the latter part of the quarter ended March 31, 1996, the Company's Japanese subsidiary entered into an agreement with a local bank to transfer certain of its trade receivables with recourse. As of March 31, 1996, the subsidiary has transferred the yen equivalent of $16.3 million. The Company has accounted for the transfer as an off-balance sheet financing arrangement. The Company does not believe it is materially at risk for any losses as a result of this agreement. However, allowances for bad debt losses and the related costs of collection have been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

To the extent that this Quarterly Report discusses financial projections, information or expectations about products or markets of Tencor Instruments (The Company), or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainties associated with meeting product delivery timetables, acceptance of new products, costs associated with new product introductions and managing growth, as well as other factors described herein. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included in Part I -
Item 1 of this Quarterly Report, the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and the discussion under the heading "Other Factors Affecting Company Results",as well as the matters identified in the description of the Company's business in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Revenue for the quarter ended March 31, 1996, was $106,283,000. Compared to the corresponding quarter of 1995, revenues increased $38,675,000, or 57.2%, due to both increased unit sales and a change in mix to products with higher average selling prices. International revenues comprised 64.6% of worldwide revenues in the current quarter. This compared to 60.3% of total revenues in the corresponding period of the prior year. Geographically, revenues from Japan and Taiwan were $30,661,000 and $11,818,000, respectively, or 28.8% and 11.1%, respectively, of worldwide revenues for the three months ended March 31, 1996, compared to revenues of $17,537,000 and $2,706,000, respectively, or 25.9% and 4.0%, respectively, of worldwide revenues for the same period in the prior year. The Company's revenues in Europe were $14,049,000 during the current period, a 174% increase over the same period in 1995.

Gross profit margins for the first quarter ended March 31, 1996, were 61.6% compared to 62.9% for the same period of 1995. The decrease in gross margins is due in part to an increase in costs related to new product introductions and in part to an increase in service and support related costs as the Company continues to add infrastructure to its customer satisfaction organization to support its growth. The Company anticipates a modest percentage decline in gross margins during 1996.

Research and development expenses were $10,995,000 for the three month period ended March 31, 1996, compared to $6,818,000 for the same period of the prior year. As a percentage of revenue, research and development expenses increased slightly to 10.3% for the three month period ended March 31, 1996, compared to 10.1% in the corresponding period of 1995. Research and development expenses consist primarily of employee compensation-related costs, project material and other costs associated with the Company's ongoing efforts of product development and enhancements. The increase in absolute dollars is attributable to increases in salaries and benefits expenses resulting from increased headcount during the period and increases in new product development spending, particularly related to the Company's Surfscan AIT (Advanced Inspection Technology), which was introduced during the third quarter of 1995. The Company expects the total dollars spent on research and development to continue to increase during the remainder of 1996.

Selling, general and administrative expenses increased to $23,072,000 for the three months ended March 31, 1996, compared to $14,909,000 for the same period in 1995. The increase in absolute dollars can be attributed in part to higher employee compensation-related costs as a result of the increase in worldwide headcount and to higher commission expense as a result of the increase in revenues. As a percentage of revenues, however, marketing, selling and general and administrative expenses decreased to 21.7% for the three-month period ended March 31, 1996, from 22.1% in the same period of 1995. The Company established new sales and service organizations in Singapore and Taiwan in January and April of 1996, respectively, and expects to continue to increase its presence in Asia both through the addition of personnel and the increase in infrastructure related to both new and existing sales and support operations. The Company expects modest growth in absolute dollars in selling, general and administrative spending during the remainder of 1996 while remaining relatively flat as a percentage of revenues.

Other income, net, increased to $1,293,000 for the three-month period ended March 31, 1996, compared to $993,000 for the same period in 1995. The increase is attributable mainly to an increase in interest income, which is the result of a significant increase in cash, cash equivalents and short-term investments resulting in part from the Company's equity offering in April, 1995.

Income taxes as a percentage of income before income taxes decreased to 38% during the period ended March 31, 1996, compared to 41% during the same period in the prior year. The decrease was primarily due to a decrease in foreign profits in jurisdictions with higher relative tax rates.

Net income during the quarter ended March 31, 1996, increased to $20,251,000, or $0.64 per share, from $12,876,000, or $0.44 per share, in the same quarter last year. Weighted shares outstanding increased 2,554,000 shares, or 8.8%, compared to March 31, 1995.

Management does not believe inflation had a significant effect on operations.


LIQUIDITY AND CAPITAL RESOURCES

Total assets as of March 31, 1996, were $420,196,000 compared to $395,040,000 at December 31, 1995. Working capital increased to $251,472,000 at March 31, 1996, from $241,082,000 at December 31, 1995.

During the three-month period ended March 31, 1996, cash, cash equivalents and short-term investments increased $13,001,000 to $176,834,000 from $163,833,000, due primarily to cash generated from operations of $21,501,000 (including the yen equivalent of $16.3 million resulting from the transfer with recourse of certain of the Company's Japanese subsidiary accounts receivable) offset in part by the repurchase of $5,456,000 of the Company's Common Stock.

The Company currently has a revolving line of credit with a bank for which up to $20,000,000 may be borrowed based upon meeting certain covenants. As of March 31, 1996, the Company had approximately $15.9 million available for borrowing under the line of credit. In addition, the Company's Japanese subsidiary currently has loans outstanding with local banks in the yen equivalent of $31.1 million.

The Company believes that cash and cash equivalents, funds generated from operations, and funds available under its bank lines of credit will be sufficient to satisfy working capital and capital equipment requirements for the next twelve months. The Company plans to move the majority of its California-based employees into a new facility in Milpitas, California in either late 1996 or early 1997. As described in the Company's 1995 Annual Report, the Company has entered into significant material commitments in connection with this move.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.





FACTORS AFFECTING FUTURE RESULTS

The Company experienced significant improvement in operating results, revenues, bookings and profitability during 1995, which has continued in the first three months of 1996. The Company's future results are, however, subject to a variety of uncertainties. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. A variety of factors have an influence on the Company's operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by the Company or its competition, the selection of the Company's products by semiconductor manufacturers for new generations of fabrication facilities, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the further development of marketing and service capabilities.

The Company believes that its success depends in large part on its ability to introduce new products and product enhancements. The timing of new product introductions will contribute to fluctuations in the Company's future operating results. In 1995, the Company introduced several new products including the Surfscan 6420, the SwiftAccess system, the Tencor CRS, the Prometrix UV1250SE as well as the Surfscan AIT. During the first quarter of 1996, the Company shipped its first production unit of the AIT and expects to begin shipping the AIT in volume during the second half of 1996.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                       None

Item 2.       Changes in Securities                   None

Item 3.       Defaults Upon Senior Securities         None

Item 4.       Submission of Matters to a Vote of
                Security Holders                      None

Item 5.       Other Information                       None

Item 6        Exhibits and Reports on Form 8-K        None






                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TENCOR INSTRUMENTS



May 10, 1996                                /s/ Bruce R. Wright
                                            --------------------------------
                                            Bruce R. Wright
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (as Registrant and as
                                            Principal Financial Officer)