Form 10-Q
period 1996-06-30
TENCOR INSTRUMENTS
filed 1996-08-12
CIK 711808

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

(Mark one)

[X] QUARTERLY report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended
June 30, 1996

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

                             YES _X_   NO ___

Indicate number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date:

Common Shares outstanding as of July 31, 1996:     30,798,708


This report, including all exhibits and attachments, contains 12 pages.

                                   INDEX
                            TENCOR INSTRUMENTS


                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
- ------------------------------                                           ------
     Item 1: Consolidated Interim Financial Statements:

             Consolidated Interim Balance Sheets -
             June 30, 1996 and December 31, 1995                            3

             Consolidated Interim Statements of Income -
             Three months and six months ended
             June 30, 1996 and 1995                                         4

             Consolidated Interim Statements of Shareholders' Equity -
             Year ended December 31, 1995 and six months ended
             June 30, 1996                                                  5

             Consolidated Interim Statements of Cash Flows -
             Six months ended June 30, 1996 and 1995                        6

             Notes to Consolidated Interim Financial Statements             7

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8-10

PART II - OTHER INFORMATION                                                11
- ---------------------------


SIGNATURES                                                                 12
- ----------

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM BALANCE SHEETS
(in thousands)
(unaudited)



                                           June 30, 1996     December 31, 1995
                                           -------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 92,300            $ 86,944
  Short-term investments                        94,012              76,889
  Accounts receivable, net                     106,607             122,859
  Inventories                                   65,426              46,725
  Deferred income taxes                          8,869               8,869
  Prepaid expenses and other assets              4,055               2,664
                                              --------            --------
    Total current assets                       371,269             344,950

Property and equipment, net                     33,012              22,447
Other assets                                    35,494              27,643
                                              --------            --------
Total assets                                  $439,775            $395,040

                                              --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                             $ 32,714            $ 34,123
  Accounts payable                              17,488              16,858
  Accrued compensation                          22,177              16,526
  Other accrued expenses                        26,037              22,816
  Income taxes payable                           5,321              13,545
                                              --------            --------
    Total current liabilities                  103,737             103,868
                                              --------            --------
Long-term obligations                            2,288               3,027
                                              --------            --------
Shareholders' equity:

  Common stock                                 149,068             151,675
  Retained earnings                            177,533             138,736
  Accumulated unrealized gain on investments,
    net                                          9,334                  --
  Cumulative translation adjustment             (2,185)             (2,266)
                                              --------            --------
    Total shareholders' equity                 333,750             288,145
                                              --------            --------
Total liabilities and shareholders' equity    $439,775            $395,040
                                              --------            --------
                                              --------            --------


See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                     1996       1995         1996      1995
                                     ----       ----         ----      ----
Revenues                           $109,417   $ 78,664     $215,700   $146,272
Cost of goods sold                   44,224     28,435       85,071     53,485
                                   --------   --------     --------   --------
Gross profit                         65,193     50,229      130,629     92,787
                                   --------   --------     --------   --------
Operating expenses:

  Research and development           11,625      7,925       22,620     14,743
  Marketing and selling              17,133     13,403       33,253     24,145
  General and administrative          8,042      4,336       14,994      8,503
                                   --------   --------     --------   --------
    Total operating expenses         36,800     25,664       70,867     47,391
                                   --------   --------     --------   --------
Income from operations               28,393     24,565       59,762     45,396

Other income, net                     1,519      1,698        2,812      2,691
                                   --------   --------     --------   --------
Income before income taxes           29,912     26,263       62,574     48,087

Provision for income taxes           11,366     10,768       23,777     19,716
                                   --------   --------     --------   --------

Net income                         $ 18,546   $ 15,495     $ 38,797   $ 28,371
                                   --------   --------     --------   --------
                                   --------   --------     --------   --------

Net income per share                  $0.59      $0.49        $1.22      $0.93
Weighted average common shares
 and equivalents                     31,650     31,417       31,684     30,346



See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

                                            Common Stock              Cumulative
                                            ------------    Retained  Translation
                                          Shares    Amount  Earnings  Adjustment   Totals
                                          ------   -------  --------  -----------  -------
Balance at December 31, 1994              27,456    71,377   73,412       (60)     144,729

  Net issuance under employee stock
   plans                                     965     5,630       --        --        5,630
  Equity offering, net of offering
   costs                                   2,330    65,865       --        --       65,865
  Tax benefits of stock option
   transactions                                --    8,803       --        --        8,803
  Cumulative translation adjustment            --       --       --    (2,206)      (2,206)
  Net income                                   --       --   65,324        --       65,324
                                         --------  -------  -------   -------      -------
Balance at December 31, 1995               30,751  151,675  138,736    (2,266)     288,145

  Net issuance under employee stock
   plans                                      215    2,422       --        --        2,422
  Repurchase of Common Stock                 (250)  (5,456)      --        --       (5,456)
  Tax benefits of stock option
   transactions                                --      427       --        --          427
  Cumulative translation adjustment            --       --       --        81           81
  Accum. unrealized gain on investments,
   net                                         --       --    9,334        --        9,334
  Net income                                   -        --   38,797        --       38,797
                                         --------  -------  -------   -------     --------
Balance at June 30, 1996                   30,716 $149,068 $186,867   $(2,185)    $333,750
                                         --------  -------  -------   -------     --------
                                         --------  -------  -------   -------     --------


See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(in thousands)
(unaudited)

                                                         Six months ended
                                                             June 30,
                                                             --------
                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income                                          $38,797       $28,371
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                      4,738         3,673
     Changes in assets and liabilities:
       Accounts receivable                             13,424       (31,457)
       Inventories                                    (19,524)      (10,804)
       Prepaid expenses and other assets               (1,454)         (761)
       Accounts payable                                   695         1,684
       Accrued compensation                             5,787         3,146
       Other accrued expenses                           2,825         5,273
       Income taxes payable                            (7,628)        3,788
                                                      --------      -------
     Net cash provided by operating activities         37,660         2,913
                                                      --------      -------
Cash flows from investing activities:
  Purchase of property and equipment                  (14,855)       (5,848)
  Purchases of short-term investments                 (51,855)      (57,672)
  Proceeds from sale of short-term investments         34,732        14,150
                                                      --------      -------
    Net cash used in investing activities             (31,978)      (49,370)
                                                      --------      -------
Cash flows from financing activities:
  Issuance of common stock, net                         2,422         2,425
  Proceeds from equity offering, net                        -        65,865
  Repurchase of common stock                           (5,456)            -
  Proceeds from debt obligations                       21,568         4,737
  Payments under debt obligations                     (21,214)       (1,937)
                                                      --------      -------
     Net cash provided by (used in) financing
     activities                                        (2,680)       71,090
                                                      --------      -------
Effect of exchange rate changes on cash                 2,354        (1,693)
                                                      --------      -------
Net increase in cash and cash equivalents               5,356        22,940
Cash and cash equivalents at beginning of period       86,944        37,121
                                                      --------      -------
Cash and cash equivalents at end of period            $92,300       $60,061
                                                      --------      -------
                                                      --------      -------
Supplemental cash flow disclosures:
  Income taxes paid                                   $31,366       $21,527
  Interest paid                                       $   662       $   159


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

In the opinion of management, these unaudited financial statements contain all of the adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1996, the results of its operations, changes in shareholders' equity and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

NOTE 2.  CASH EQUIVALENTS AND INVESTMENTS

At June 30, 1996, the Company's cash equivalents and short-term investments consisted primarily of U.S. Government Treasury bills and notes, municipal bonds and money market instruments. Cash equivalents and short-term investments held at June 30, 1996, are recorded at fair market value.

At June 30, 1996, the Company marked to market long-term investments (included in other assets) at their then fair market value resulting in an unrealized gain of $9.3M, net of tax (included as a component of shareholders equity).

NOTE 3.  INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost (on a first in, first out basis) or market value and consists of the following (in thousands):

                                           June 30,       December 31,
                                            1996             1995
                                            ----             ----
             Raw materials                 $33,545          $24,829
             Work-in-process                17,520           12,948
             Finished goods                 14,361            8,948
                                           -------          -------
                                           $65,426          $46,725
                                           -------          -------
                                           -------          -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

To the extent that this Quarterly Report discusses financial projections, information or expectations about products or markets of Tencor Instruments (the Company), or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainties associated with meeting product delivery timetables, acceptance of new products, and costs associated with new product introductions, as well as other factors described herein. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and the discussion under the heading "Factors Affecting Future Results", as well as the matters identified in the description of the Company's business in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Revenues for the quarter and six months ended June 30, 1996, were $109.4M and $215.7M, respectively. Compared to the corresponding periods of 1995, revenues increased $30.8M, or 39.1%, and $69.4M, or 47.5%, respectively, due to both increased unit sales and a change in mix to products with higher average selling prices.

International revenues comprised 63.6% and 64.1% of worldwide revenues in the current quarter and six months ended June 30, 1996, respectively. This compared to 70.2% and 65.7%, respectively, of total revenues in the corresponding periods of the prior year. Geographically, revenues from Asia for the three-month and six-month periods ended June 30, 1996, were $58.3M, or 53.3%, and $111.7M, or 51.8%, of worldwide revenues, respectively, compared to revenues of $34.9M, or 44.4%, and $66.9M, or 45.7%, of worldwide revenues, respectively, for the same periods in the prior year. The Company's revenues in Europe were $10.1M and $25M for the three-month and six month periods ended June 30, 1996, respectively, a 47% decrease and 3.8% increase over the same periods in 1995.

Gross profit margins for the second quarter and six months ended June 30, 1996, were 59.6% and 60.6%, respectively, compared to 63.9% and 63.4% for the same periods of 1995, respectively. The decrease in gross margins is due in part to an increase in costs related to new product introductions and in part to an increase in support related costs as the Company continues to add infrastructure to its customer satisfaction organization to support its growth. The Company anticipates a modest percentage decline in gross margins for the remainder of 1996.

Research and development expenses were $11.6M and $22.6M for the three month and six month periods ended June 30, 1996, respectively, compared to $7.9M and $14.7M, respectively, for the same periods of the prior year. As a percentage of revenue, research and development expenses increased slightly to 10.6% and 10.5% for the three and six month periods ended June 30, 1996, respectively, compared to 10.1% in both of the corresponding periods of 1995.

Research and development expenses consist primarily of employee compensation-related costs, project material and other costs associated with the Company's ongoing efforts of product development and enhancements. The increase in absolute dollars is attributable to increases in salaries and benefits expenses resulting from increased headcount during the periods and increases in new product development spending, particularly related to the Company's Surfscan AIT (Advanced Inspection Technology) and Surfscan SP1, the industry's first unpatterned wafer inspection system designed for 300mm and device technologies of 0.25 micron. The Company expects the total dollars spent on research and development to continue to increase during the remainder of 1996.

Marketing and selling, general and administrative expenses increased to $25.2M and $48.2 for the three-month and six-month periods ended June 30, 1996, respectively, compared to $17.7M and $32.6M, respectively, for the same periods in 1995. The increase in absolute dollars can be attributed in part to higher employee compensation-related costs as a result of an increase in worldwide headcount, and higher commission expense as a result of the increase in revenues, as well as higher contract labor costs to support a worldwide upgrade of the Company's management information system. As a percentage of revenues, marketing, selling and general and administrative expenses increased slightly to 23.0% and 22.4% for the three-month and six month periods ended June 30, 1996, respectively, from 22.6% and 22.3%, respectively, in the same periods of 1995. The Company established new sales and service organizations in Singapore and Taiwan in January and April of 1996, respectively, and expects to continue to increase its presence in Asia by adding infrastructure related to both new and existing sales and support operations. The Company expects total dollars spent in marketing and selling, general and administrative expenses consistent with the expenses reported in the three-month period ended June 30, 1996.

Other income, net, decreased to $1.5M and increased to $2.8M for the three-month and six-month periods ended June 30, 1996, respectively, compared to $1.7M and $2.7M, respectively, for the same periods in 1995. Both three-month and six-month periods ended June 30, 1996, reflect increases in interest income due to an increase in cash, cash equivalents and short-term investments. The net decrease in other income, during the three-month period ended June 30, 1996, as compared to the same period of the prior year was attributable to foreign currency transactions.

Income taxes as a percentage of income before income taxes decreased to 38% during the six-month period ended June 30, 1996, compared to 41% during the same period in the prior year. The decrease is primarily due to an estimated decrease in profits in jurisdictions with higher relative tax rates.

Net income increased to $18.5M and $38.8M, or $0.59 and $1.22 per share, for the three-month and six-month periods ended June 30, 1996, respectively, compared to $15.5M and $28.4M, or $0.49 and $0.93 per share, respectively, for the same periods last year.

Management does not believe inflation had a significant effect on the operating results.

LIQUIDITY AND CAPITAL RESOURCES

Total assets as of June 30, 1996, were $439.8M compared to $395M at December 31, 1995. Working capital increased to $267.5M at June 30, 1996, from $241.1M at December 31, 1995.

During the six-month period ended June 30, 1996, cash, cash equivalents and short-term investments increased $22.5M to $186.3M from $163.8M, due primarily to cash generated from operations of $37.7M (which includes the yen equivalent of $22.5 million resulting from the transfer with recourse of certain of the Company's Japanese subsidiary accounts receivable) offset in part by fixed asset purchases of $14.9M as well as the repurchase of $5.5M of the Company's Common Stock.

The Company currently has a revolving line of credit with a bank for which up to $20M may be borrowed based upon meeting certain covenants. As of June 30, 1996, the Company had approximately $16.3M available for borrowing under the line of credit. In addition, the Company's Japanese subsidiary currently has loans outstanding with local banks in the yen equivalent of $30.4M.

The Company believes that cash and cash equivalents, funds generated from operations, and funds available under its bank lines of credit will be sufficient to satisfy working capital and capital equipment requirements for the next twelve months. The Company plans to move the majority of its California-based employees into a new facility in Milpitas, California, beginning in late 1996. As described in the Company's 1995 Annual Report, the Company has entered into significant material commitments in connection with this new facility.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

FACTORS AFFECTING FUTURE RESULTS

The Company experienced significant improvement in operating results, revenues, bookings and profitability during 1995, which has continued in the first six months of 1996. The Company's future results are, however, subject to a variety of uncertainties. During the quarter, evidence of the slowing in the semiconductor industry became more apparent. The Company's book-to-bill rate of 0.84-to-1 in the second quarter of 1996 reflected the slower order rate, although the Company continued to have significant backlog. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations of increased revenues, operating results will be adversely affected.

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

The Company believes that its success depends in large part on its ability to introduce new products and product enhancements. In 1995, the Company introduced several new products including the Surfscan 6420, the Swift Access system, the Tencor CRS, and the Prometrix UV1250SE, as well as the Surfscan AIT. During the first quarter of 1996, the Company shipped its first production unit of the AIT. Additional units were shipped in the second quarter of 1996 with continued strong interest as the Company completes key customer evaluations. During the second quarter of 1996, the Company introduced the Surfscan SP1.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                   None

Item 2.    Changes in Securities                               None

Item 3.    Defaults Upon Senior Securities                     None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 13, 1996, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated April 8, 1996, the following matters were submitted to the Company's shareholders.

     (1) To elect seven Directors.

                                          Total vote FOR   Total vote WITHHELD
                                           each Director   from each Director

         Jon D. Tompkins                    22,298,082            81,934
         Richard J. Elkus, Jr.              22,306,597            73,419
         James W. Bagley                    22,308,190            71,826
         Dean O. Morton                     22,309,197            70,819
         Dr. Calvin F. Quate                22,305,029            74,987
         Lida Urbanek                       22,301,797            78,219
         Renn Zaphiropoulos                 22,298,912            81,104

     (2) The approval of an amendment to the Company's 1993 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares.

                12,025,454 affirmative votes    625,713 negative votes
                   108,494 abstained          9,620,355 broker non-votes

     (3) The approval of an amendment to the Company's 1993 Employee Stock Purchase Plans to increase the number of shares of common stock authorized issuance thereunder by 500,000 shares.

                13,200,702 affirmative votes    244,715 negative votes
                    94,411 abstained          8,840,188 broker non-votes

     (4) The approval of an amendment to the Company's 1993 Nonemployee Director Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder by 50,000 shares.

                12,556,197 affirmative votes    867,663 negative votes
                   115,968 abstained          8,840,188 broker non-votes

     Item 5.     Other Information                        None

     Item 6.     Exhibits and Reports on Form 8-K         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TENCOR INSTRUMENTS



August 8, 1996                       /s/ Bruce R. Wright
                                     -------------------------------------
                                     Bruce R. Wright
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (as Registrant and as
                                     Principal Financial Officer)