Form 10-Q
period 1996-09-30
TENCOR INSTRUMENTS
filed 1996-11-13
CIK 711808

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark one)

[ X ] QUARTERLY report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended
September 30, 1996

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

                                   YES _X_   NO ___

Indicate number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date:

Common Shares outstanding as of October 31, 1996:         31,003,328




       This report, including all exhibits and attachments, contains 13 pages.

                                        INDEX
                                  TENCOR INSTRUMENTS

                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
                                                                       ------
    Item 1: Consolidated Interim Financial Statements:

            Consolidated Interim Balance Sheets -
            September 30, 1996 and December 31, 1995

            Consolidated Interim Statements of Income -
            Three months and nine months ended
            September 30, 1996 and 1995                                   4

            Consolidated Interim Statements of Shareholders'
            Equity - Year ended December 31, 1995 and nine
            months ended September 30, 1996                               5

            Consolidated Interim Statements of Cash Flows -
            Nine months ended September 30, 1996 and 1995                 6

            Notes to Consolidated Interim Financial Statements          7-8

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-12

PART II - OTHER INFORMATION                                               13

SIGNATURES                                                                13


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM BALANCE SHEETS
(in thousands)
(unaudited)


                                                      September 30, 1996    December 31, 1995
                                                      ------------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                $114,330               $ 86,944
  Short-term investments                                     99,844                 76,889
  Accounts receivable, net                                   89,306                122,859
  Inventories                                                62,329                 46,725
  Deferred income taxes                                       8,869                  8,869
  Prepaid expenses and other assets                           4,465                  2,664
                                                           --------               --------

      Total current assets                                  379,143                344,950

Property and equipment, net                                  33,821                 22,447

Other assets                                                 37,421                 27,643
                                                           --------               --------

Total assets                                               $450,385               $395,040
                                                           --------               --------
                                                           --------               --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                          $ 37,328               $ 34,123
  Accounts payable                                            9,971                 16,858
  Accrued compensation                                       22,229                 16,526
  Other accrued expenses                                     31,010                 22,816
  Income taxes payable                                          151                 13,545
                                                           --------               --------
      Total current liabilities                             100,689                103,868
                                                           --------               --------

Long-term obligations                                         1,471                  3,027
                                                           --------               --------
Shareholders' equity:
  Common stock                                              150,759                151,675
  Retained earnings                                         187,136                138,736
  Accumulated unrealized gain on investments, net            12,504                     --
  Cumulative translation adjustment                          (2,174)                (2,266)
                                                           --------               --------

      Total shareholders' equity                            348,225                288,145
                                                           --------               --------

Total liabilities and shareholders' equity                 $450,385               $395,040
                                                           --------               --------
                                                           --------               --------

See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                Three months ended           Nine months ended
                                                   September 30,               September 30,
                                                  1996       1995             1996      1995
                                                  ----       ----             ----      ----
Revenues                                         $96,986   $ 88,003         $312,687  $234,275

Cost of goods sold                                41,212     32,501          126,283    85,986
                                                 -------    -------         --------  --------
Gross profit                                      55,774     55,502          186,404   148,289
                                                 -------    -------         --------  --------

Operating expenses:
  Research and development                        11,001      8,663           33,621    23,406
  Marketing and selling                           15,745     13,202           48,998    37,347
  General and administrative                       7,314      4,487           22,308    12,990
  Restructuring charges                            8,500          -            8,500         -
                                                 -------    -------         --------  --------
      Total operating expenses                    42,560     26,352          113,427    73,743
                                                 -------    -------         --------  --------

Income from operations                            13,214     29,150           72,977    74,546

Other income, net                                  2,279      1,653            5,091     4,344
                                                 -------    -------         --------  --------
Income before income taxes                        15,493     30,803           78,068    78,890

Provision for income taxes                         5,890     12,629           29,668    32,345
                                                 -------    -------         --------  --------

Net income                                       $ 9,603    $18,174         $ 48,400  $ 46,545
                                                 -------    -------         --------  --------
                                                 -------    -------         --------  --------



Net income per share                               $0.30      $0.57            $1.53     $1.50
Weighted average common shares
  and equivalents                                 31,571     32,060           31,687    30,929


See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

                                                    Common Stock                      Cumulative
                                                  ------------------      Retained   Translation
                                                  Shares      Amount      Earnings    Adjustment      Totals
                                                  ------      ------      --------    ----------      ------
Balance at December 31, 1994                      27,456       71,377       73,412         (60)       144,729

  Net issuance under employee stock plans            965        5,630           --          --          5,630
  Equity offering, net of offering costs           2,330       65,865           --          --         65,865
  Tax benefits of stock option transactions           --        8,803           --          --          8,803
  Cumulative translation adjustment                   --           --           --      (2,206)        (2,206)
  Net income                                          --           --       65,324          --         65,324
                                                  ------     --------     --------     -------       --------
Balance at December 31, 1995                      30,751      151,675      138,736      (2,266)       288,145

  Net issuance under employee stock plans            399        3,888           --          --          3,888
  Repurchase of Common Stock                        (250)      (5,456)          --          --         (5,456)
  Tax benefits of stock option transactions           --          652           --          --            652
  Cumulative translation adjustment                   --           --           --          92             92
  Accum. unrealized gain on investments, net          --           --       12,504          --         12,504
  Net income                                          --           --       48,400          --         48,400
                                                  ------     --------     --------     -------       --------
Balance at September 30, 1996                     30,900     $150,759     $199,640     $(2,174)      $348,225
                                                  ------     --------     --------     -------       --------
                                                  ------     --------     --------     -------       --------



See accompanying notes to consolidated interim financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents
(in thousands)
(unaudited)


                                                                  Nine months ended
                                                                    September 30,
                                                                   ---------------
                                                                   1996      1995
                                                                   ----      ----
Cash flows from operating activities:
  Net income                                                     $ 48,400   $46,545
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                  11,646     5,371
    Changes in assets and liabilities:
      Accounts receivable                                          30,453   (41,637)
      Inventories                                                 (16,657)  (19,110)
      Prepaid expenses and other assets                            (2,863)   (2,874)
      Accounts payable                                             (6,809)    3,276
      Accrued compensation                                          5,878     5,417
      Other accrued expenses                                        6,409     8,739
      Income taxes payable                                        (11,541)    7,087
                                                                 --------   -------
    Net cash provided by operating activities                      64,916    12,814
                                                                 --------   -------
Cash flows from investing activities:
  Purchase of property and equipment                              (20,807)   (9,270)
  Purchases of short-term investments                             (84,587)  (77,591)
  Proceeds from sale of short-term investments                     61,632    25,142
                                                                 --------   -------
    Net cash used in investing activities                         (43,762)  (61,719)
                                                                 --------   -------
Cash flows from financing activities:
  Issuance of common stock, net                                     3,888     4,360
  Proceeds from equity offering, net                                    -    65,865
  Repurchase of common stock                                       (5,456)        -
  Proceeds from bank borrowings                                    31,398    27,892
  Payments under bank borrowings                                  (26,038)   (2,070)
                                                                 --------   -------
    Net cash provided by financing activities                       3,792    96,047
                                                                 --------   -------
Effect of exchange rate changes on cash                             2,440      (913)
                                                                 --------   -------
Net increase in cash and cash equivalents                          27,386    46,229
Cash and cash equivalents at beginning of period                   86,944    37,121
                                                                 --------   -------
Cash and cash equivalents at end of period                       $114,330   $83,350
                                                                 --------   -------
                                                                 --------   -------
Supplemental cash flow disclosures:
  Income taxes paid                                              $ 42,197   $26,754
  Interest paid                                                  $    863   $   262

Supplemental non-cash investing cash flow disclosures:
  Tax benefits from exercise of stock options                    $    652   $ 7,452

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

In the opinion of management, these unaudited consolidated financial statements of the Company and it's subsidiaries contain all of the adjustments necessary to present fairly the financial position of the Company at September 30, 1996, the results of their operations, changes in shareholders' equity and cash flows for the periods presented. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

NOTE 2.  RESTRUCTURING COSTS

During the quarter ended September 30, 1996, the Company recorded a charge
for restructuring costs of $8.5M.   This charge consists of $2.0M in employee
severance and related costs as a result of downsizing its worldwide operations through a reduction in force of approximately 10% of the Company's regular employees. The restructuring charge also included costs aggregating $6.5M associated with the relocation from the Company's current leased facilities. The Company will begin to occupy its new facility in Milpitas, California, during late December 1996, and expects complete occupation in the early part of 1997. The Company currently occupies facilities with leases that expire on various dates through September 1998, which will become unoccupied during the first quarter of 1997. Due to the relatively short terms remaining on certain of these leases, the Company may be unable to sublease all of its unoccupied facilities. Accordingly, the Company has included in its restructuring charge an amount equal to the remaining costs (including rent) due under those leases which are unlikely to be subleased. The Company has also included in its lease exit cost amounts for the decline in net book value of certain of the Company's furniture and fixtures, estimated leasehold refurbishment costs (net of existing reserves) to return the facilities to their original condition as required by the lease agreements, and various other costs associated with the exit from its current facilities. Of the $8.5M total restructuring costs, approximately $1M was used as of September 30, 1996 with the majority of the remaining balance to be utilized during the next twelve months.

A summary of charges for restructuring costs along with the respective remaining reserves which are included in accrued liabilities, follows (in thousands):

                                   Charge                  Remaining Reserves
                                Sept. 30, 1996   Payments    Sept. 30, 1996
                                ----------------------------------------------
Downsizing                          $1,983        $(963)         $1,020
Lease exit costs                     6,517           --           6,517
                                    ------        -----          ------
Total                               $8,500        $(963)         $7,537
                                    ------        -----          ------
                                    ------        -----          ------

NOTE 3.  CASH EQUIVALENTS AND INVESTMENTS

At September 30, 1996, the Company's cash equivalents and short-term investments consisted primarily of U.S. Government Treasury bills and notes, municipal bonds and money market instruments. Cash equivalents and short-term investments held at September 30, 1996, are recorded at fair market value.

At September 30, 1996, the Company marked to market long-term investments (included in other assets) at their then fair market value resulting in an unrealized gain of $12.5M, net of tax (included as a component of shareholders equity).

NOTE 4.  INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost (on a first in, first out basis) or market value and consists of the following (in thousands):

                                          September 30,  December 31,
                                              1996           1995
                                              ----           ----
      Raw materials                          $30,881        $24,829
      Work-in-process                         17,627         12,948
      Finished goods                          13,821          8,948
                                             -------        -------
                                             $62,329        $46,725
                                             -------        -------
                                             -------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

To the extent that this Quarterly Report discusses financial projections, facilities planning information or expectations about products or markets of Tencor Instruments (the Company), or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the cyclical nature of the semiconductor industry, the risk that factors which allowed the Company to experience relatively good performance in prior industry downturns may not protect the company in future downturns, risk associated with leasing unused space, or with the timing of new facility occupation, that development activities required to meet anticipated new product introduction and shipment dates may not be completed in the expected timeframes, risks associated with the acceptance of new products by individual customers and by the marketplace, costs associated with the new product introductions, as well as other factors described herein. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995, and the discussion under the heading "Factors Affecting Current and Future Results", as well as the matters identified in the description of the Company's business in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Revenues for the three months and nine months ended September 30, 1996, were $97.0M and $312.7M, respectively. Compared to the corresponding periods of 1995, revenues increased $8.9M, or 10.2%, and $78.4M, or 33.5%, respectively, due to both increased unit sales and a change in mix to products with higher average selling prices.

International revenues comprised 68.4% and 65.4% of worldwide revenues for the three months and nine months ended September 30, 1996, respectively, compared to 56.6% and 62.3%, respectively, of total revenues in the corresponding periods of the prior year. Geographically, revenues from Asia for the three-month and nine-month periods ended September 30, 1996, were $48.9M, or 50.5%, and $161.6M, or 51.7%, of worldwide revenues, respectively, compared to revenues of $36.6M, or 41.7%, and $103.5M, or 44.2%, of worldwide revenues, respectively, for the same periods in the prior year. The Company's revenues in Europe were $14.2M and $38.3M for the three-month and nine-month periods ended September 30, 1996, respectively, a 7.9% and 2.7% increase over the same periods in the prior year.

Gross profit margins for the three months and nine months ended September 30, 1996, were 57.5% and 59.6%, respectively, compared to 63.1% and 63.3% for the same periods of 1995, respectively. The decrease in gross margins is due in part to an increase in costs related to new product introductions and in part to an increase in support related costs as the Company continues to add infrastructure to its worldwide customer satisfaction organization to support its growth. The Company anticipates a modest percentage decline in gross margins for the remainder of 1996 due, in part, to increased competition in the market place.

Research and development expenses were $11.0M and $33.6M for the three-month and nine-month periods ended September 30, 1996, respectively, compared to $8.6M and $23.4M, respectively, for the same periods of the prior year. As a percentage of revenue, research and development expenses increased to 11.3% and 10.8% for the three-month and nine-month periods ended September 30, 1996, respectively, compared to 9.8% and 10.0% for the same respective periods in the prior year.

Research and development expenses consist primarily of employee compensation-related costs, project material and other costs associated with the Company's ongoing efforts of product development and enhancements. The increase in absolute dollars is attributable to increases in salaries and benefits expenses resulting from a net increase in headcount during the periods and increases in new product development spending, particularly related to the Company's Surfscan AIT (Advanced Inspection Technology); Surfscan SP1, the industry's first unpatterned wafer inspection system designed for 300mm and device technologies of 0.25 micron; and HRP-200 High Resolution Profiler, which extends the Company's metrology capabilities for CMP (Chemical Mechanical Planarization). The Company expects the total dollars spent on research and development in the fourth quarter to be consistent with expenses reported in the three-month period ended September 30, 1996.

Marketing and selling, general and administrative expenses increased to $23.1M and $71.3M for the three-month and nine-month periods ended September 30, 1996, respectively, compared to $17.7M and $50.3M, respectively, for the same periods in 1995. The increase in absolute dollars can be attributed in part to greater product marketing efforts tied to new product introductions and higher employee compensation-related costs as a result of a net increase in worldwide headcount, and higher commission expense as a result of the increase in revenues, as well as higher contract labor costs to support a worldwide upgrade of the Company's information system infrastructure. As a percentage of revenues, marketing, selling and general and administrative expenses increased to 23.7% and 22.8% for the three-month and nine-month periods ended September 30, 1996, respectively, from 20.1% and 21.4%, respectively, in the same periods of 1995. The Company established new sales and service organizations in Singapore and Taiwan in January and April of 1996, respectively, and expects to continue to increase its presence in Asia by adding infrastructure related to both new and existing sales and support operations. The Company expects total dollars spent in marketing and selling, general and administrative expenses in the fourth quarter to be consistent with expenses reported in the three-month period ended September 30, 1996.

During the quarter ended September 30, 1996, the Company recorded a charge
for restructuring costs of $8.5M.   This charge consists of $2.0M in employee
severance and related costs as a result of downsizing its worldwide operations through a reduction in force of approximately 10% of the Company's regular employees. The restructuring charge also included costs aggregating $6.5M associated with the relocation from the Company's current leased facilities. The Company will begin to occupy its new facility in Milpitas, California, during late December 1996, and expects complete occupation in the early part of 1997. The Company currently occupies facilities with leases that expire on various dates through September 1998, which will become unoccupied during the first quarter of 1997. Due to the relatively short terms remaining on certain of these leases, the Company may be unable to sublease all of its unoccupied facilities. Accordingly, the Company has included in its restructuring charge an amount equal to the remaining costs (including rent) due under those leases which are unlikely to be subleased. The Company has also included in its lease exit cost amounts for the decline in net book value of certain of the Company's furniture and fixtures, estimated leasehold refurbishment costs (net of existing reserves) to return the facilities to their original condition as required by the lease agreements, and various other costs associated with the exit from its current facilities. Of the $8.5M total restructuring costs, approximately $1M was used as of September 30, 1996 with the majority of the remaining balance to be utilized during the next twelve months.

Other income, net, increased to $2.2M and $5.1M for the three-month and nine-month periods ended September 30, 1996, respectively, compared to $1.7M and $2.7M, respectively, for the same periods in 1995. The net increase is comprised of interest income as a result of an increase in cash, cash equivalents and short-term investments.

Income tax as a percentage of income before income taxes decreased to 38% during the nine month period ended September 30, 1996, compared to 41% during the same period in the prior year. The decrease is primarily due to an estimated decrease in profits in jurisdictions with higher relative tax rates.

Net income was $9.6M and $48.4M, or $0.30 and $1.53 per share, for the three-month and nine-month periods ended September 30, 1996, respectively, compared to $18.1M and $46.5M, or $0.57 and $1.50 per share, respectively, for the same periods last year.

Management does not believe inflation had a significant effect on the operating results.

LIQUIDITY AND CAPITAL RESOURCES

Total assets as of September 30, 1996, were $450.4M compared to $395.0M at December 31, 1995. Working capital increased to $278.4M at September 30, 1996, from $241.1M at December 31, 1995. During the nine-month period ended September 30, 1996, cash, cash equivalents and short-term investments increased $50.3M to $214.2M from $163.8M, due primarily to cash generated from operations of $64.9M and offset in part by fixed asset purchases of $20.8M. The increase in cash generated from operations includes cash which was generated from factoring accounts receivable related to the Company's Japanese subsidiary. At September 30, 1996, accounts receivable, yen equivalent of $11.9M was factored.

The Company currently has a revolving line of credit with a bank for which up to $20M may be borrowed based upon meeting certain covenants. As of September 30, 1996, the Company had approximately $14.5M available for borrowing under the line of credit. In addition, at September 30, 1996, the Company's Japanese subsidiary had loans outstanding with local banks in the yen equivalent of $32.5M.

The Company anticipates that cash and cash equivalents, funds generated from operations, and funds available under its bank lines of credit will be sufficient to satisfy working capital and capital equipment requirements for the next twelve months. The Company plans to move the majority of its California-based employees into a new facility in Milpitas, California. The move is planned to begin in late December of 1996. As described in the Company's 1995 Annual Report, the Company has entered into significant material commitments in connection with this new facility.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. Accordingly, the Company may, from time to time, as market and business conditions warrant, invest in or acquire businesses, products or technologies which it believes complement its overall business strategy. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities, are available if the need arises. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders.

FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The Company experienced significant improvement in operating results, revenues, bookings and profitability during 1995, which continued into the first quarter of 1996. However, results have been adversely affected in the last six months with the Company experiencing declines in revenues and margins during this period. In addition, the Company has experienced reductions in orders and delays in shipments which adversely affect sales and margins in current and future periods. The Company expects adverse effects on orders, sales and margins to persist at least through the remainder of the calendar year and into 1997 and possibly beyond. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations of increased revenues, operating results will be adversely affected. The Company's future results are subject to a variety of uncertainties, including those identified herein and in "Results of Operations" above.

The results of operations of the Company depend in large part upon the manufacturing capacity of semiconductor manufacturers worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been highly cyclical and historically has experienced periodic downturns, which often have had an adverse effect on the semiconductor industry's level of capital expenditures, which in turn have adversely affected the Company's operating results.

The worldwide semiconductor industry currently is experiencing such a downturn, and it is having an effect on the level of capital expenditures. The Company believes that it is relatively well positioned for this downturn because of its array of new products, its focus on yield improvement and process development rather than pure capacity, its sales of metrology products to non-semiconductor industries, including flat panel displays and data storage devices, its relatively high gross margins and its strong balance sheet. Nevertheless, the downturn is having an adverse affect on the Company's results and there can be no assurance that the Company's identified strengths will be able to offset the effects of the industry downturn. In addition, if new products have reliability or quality problems then reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. There can be no assurance that the Company will successfully and timely develop and manufacture new hardware and software products or that new hardware and software products introduced by the Company will be accepted in the marketplace. If the Company does not continue to successfully introduce new products, its results of operations will be adversely affected.

During the downturn, the Company, while focused on controlling expenses, is constrained to a degree in its ability to reduce expenses by the need to invest in product enhancements and the need to properly position its customer support infrastructure to support its customers. Accordingly, the Company expects to continue to increase its spending on research and development and customer support in fiscal year 1997 to meet current customer requirements and effectively position the Company for growth when the business cycle turns favorable.

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings                                      None

Item 2.  Changes in Securities                                  None

Item 3.  Defaults Upon Senior Securities                        None

Item 4   Submission of Matters to a Vote of Security Holders    None

Item 5.  Other Information                                      None

Item 6   Exhibits and Reports on Form 8-K                       None




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TENCOR INSTRUMENTS



November 8, 1996                         /s/ Bruce R. Wright
                                         ________________________________
                                         Bruce R. Wright
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (as Registrant and as
                                         Principal Financial Officer)