Form 10-K405
period 1996-12-31
TENCOR INSTRUMENTS
filed 1997-03-10
CIK 711808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[ X ] ANNUAL report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (fee required).

For the fiscal year ended DECEMBER 31, 1996

[   ]     TRANSITION report pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934.

For the transition period from _____________ to ____________

COMMISSION FILE NUMBER 0-20007

                               TENCOR INSTRUMENTS
             (exact name of registrant as specified in its charter)

CALIFORNIA               94-2464767
(State of Incorporation)                (I.R.S. Employer Identification No.)

ONE TECHNOLOGY DRIVE, MILPITAS, CALIFORNIA               95035
(Address of principal executive offices)          (zip code)

Registrant's telephone number                     (408) 571-3000

Securities registered pursuant to Section 12(b) of the Act:
     Title of Class                Name of each exchange on which registered
     --------------                -----------------------------------------
         None                      None

Securities registered pursuant to Section 12(g) of the Act:      COMMON STOCK

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---

Aggregate market value of the voting stock held by non affiliates of the
registrant as of February 28, 1997:     $953,727,955 (1)

Number of shares outstanding of each of the issuer's classes of common stock, as
of February 28, 1997:    31,246,903



(1) Excludes 1,789,901 shares held by directors and officers at February 28, 1997 and 5,651,000 shares held by shareholders at December 31, 1996 whose ownership exceeded 5% of the outstanding shares at December 31, 1996. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.





                         Exhibit Index at page    49
                         Total pages              59

PART I

ITEM 1: BUSINESS


MERGER WITH KLA

On January 14, 1997, Tencor and KLA Instruments (KLA) jointly announced a definitive merger agreement to create a combined company. Under the terms of the merger agreement, shares and options for KLA common stock will be exchanged for all outstanding shares and options of the Company on the basis of one share of KLA Instruments for each share of the Company. The transaction is intended to qualify as a pooling of interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The transaction is conditioned on obtaining both companies' shareholder approval, regulatory clearance and other customary closing conditions, and is anticipated to close during the quarter ending June 30, 1997.

BUSINESS

Tencor Instruments ("Tencor" or the "Company"), a California corporation, designs, manufactures, markets and services wafer inspection, film measurement, metrology systems yield measurement and physical measurement standards, primarily for the semiconductor industry. Tencor's systems are used to assist in the start-up of new semiconductor manufacturing facilities and new processes and to monitor semiconductor wafers and processes during production. Certain of Tencor's metrology systems also are sold to the data storage and flat panel display industries. Tencor uses its technical expertise and understanding of customer needs to create what it believes is one of the broadest lines of high performance laser scanning-based wafer inspection, thin film measurement and metrology systems used in the semiconductor industry. Since its founding in 1976, Tencor's products all have shared a common development philosophy: systems and instruments must be user-friendly, generate results that are accurate and easy to interpret, and provide the user with a rapid return on investment resulting in a low cost of ownership. To date, Tencor has introduced over 112 different products for use in the semiconductor and other industries and has shipped more than 10,000 systems, ranging from bench top instruments to complex automated systems.

Tencor markets its products worldwide to virtually all of the major semiconductor manufacturers. International sales accounted for approximately 64% of Tencor's revenues in 1996. The Company expects that international sales will continue to represent a significant percentage of revenues.

Tencor's operating results have fluctuated in the past and the Company's operating results may fluctuate in the future. The Company's operating results are dependent on many factors, including the economic conditions in the semiconductor industry, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors, changes in average selling prices and product mix, and exchange rate fluctuations, among others. In addition, the Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during the quarter, if anticipated shipments are delayed or canceled by one or more customers or if shipments are delayed due to manufacturing difficulties. The slowdown in the semiconductor industry and in the construction of new wafer fabrication facilities has resulted in Tencor experiencing a reduction in new orders as well as rescheduled and canceled orders in 1996. There can be no assurance that this slowdown will not continue. There can be no assurance that these and other factors will not materially adversely affect the Company's future business and financial results.

Tencor's business depends upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In addition, the Company's business depends upon new construction of semiconductor fabrication facilities and, as to existing fabrication facilities,
                                        2
enhancements to improve yields. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. This slowdown and volatility has caused the semiconductor industry to reduce purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected Tencor and may continue to adversely affect the Company's aggregate bookings, revenues and operating results, and no assurance can be given that the Company's bookings, revenue and operating results will not be adversely affected by future downturns in the semiconductor industry. Even during periods of reduced revenues, in order to remain competitive Tencor will be required to continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capability which could adversely affect its financial results.


WAFER  INSPECTION SYSTEMS

The Wafer Inspection Division products include unpatterned wafer inspection, patterned wafer inspection, and yield management and defect data analysis systems. Wafer inspection systems are used to find, count and characterize particles and other pattern defects on wafers both in engineering applications and in-line at various stages during the semiconductor and wafer manufacturing processes. Semiconductor manufacturers use wafer inspection systems to monitor their manufacturing processes and to refine those processes to increase the yield of acceptable integrated circuits. Accordingly, semiconductor manufacturers base their purchase of wafer inspection systems on a variety of criteria, including sensitivity, throughput, total cost of ownership, ease of use, degree of automation, system repeatability and correlation, and ability to be integrated into overall yield management systems.

Tencor is a recognized leader in the wafer inspection market with its Surfscan family of laser-scanning products. Surfscans are widely used for wafer qualification, process monitoring and equipment monitoring. They provide the high sensitivity, fast throughput and low cost of ownership required in a production environment and are used in virtually all semiconductor manufacturing processes in use today. Surfscans are key components of the defect reduction strategies of many leading semiconductor manufacturers. The systems use a standardized Tencor File Format which allows defect location data to be easily
transferred to off-line review stations for defect classification.   Surfscans
help Tencor's customers transition new designs from engineering to manufacturing and to control manufacturing processes and improve yields of acceptable integrated circuits.

The Wafer Inspection Division also produces yield management and defect data analysis software systems. These software systems integrate defect data from multiple sources throughout a fab, providing comprehensive defect data management for advanced excursion monitoring, yield correlation and reporting. The software systems identify data sources, show defect trends and help semiconductor manufacturers develop long-term yield improvement strategies. The division has also partnered with Uniphase Corporation to OEM Uniphase's confocal review station or CRS to provide advanced two- and three-dimensional imaging and defect classification to automate the time-consuming and error-prone procedure of locating and classifying defects. The CRS interfaces with the Company's inspection systems to collect, store and analyze defect data generated by the Surfscan systems.

Tencor's sales of wafer inspection systems accounted for approximately 51%, 47% and 45% of total revenues in 1996, 1995 and 1994, respectively.


FILM MEASUREMENT SYSTEMS

Tencor's Film Measurement Division produces both film thickness and resistivity measurement tools. The Company's film thickness products are used to measure a variety of optical properties of thin films, while the resistivity products measure the resistivity of the various layers used to make integrated circuits. These products are used to control a wide range of wafer fabrication steps, where within-wafer and wafer-to-wafer uniformity of the process is of paramount importance to semiconductor manufacturers achieving high yields at the lowest possible cost.

These systems incorporate pattern recognition for automatically positioning the wafer for measurement, communications protocols such as SECSII, contamination-free designs and performance measurement over a wide range of applications. Whenever possible, Tencor also has been able to provide additional benefits to its customers by incorporating multiple measurement capabilities in a single system, thus reducing the number of steps and unnecessary handling of wafers.

Tencor uses software technology to enhance the productivity of its Film Measurement systems. These products offer automated wafer mapping utilizing computer-controlled positioning stages that can move the wafer rapidly to hundreds of user programmed measurement locations. In addition, these products are built on the proprietary StatTrax and Summit software platforms, which provide an operator-friendly environment for operation, setup and utilization of all products.

Sales of these products accounted for approximately 30%, 32% and 33% of total revenues in 1996, 1995 and 1994, respectively.


METROLOGY SYSTEMS

Metrology Division systems measure key dimensions and physical properties on wafers. Stylus profilers are used to measure the surface topography of films and etched surfaces and are used in production, R&D and quality control areas. Stress measurement systems detect reliability related problems such as film cracking, voiding and lifting. This division also produces wafer characterization instruments which are used to determine resistivity, thickness and dopant types for a variety of substrates. In recent years the use of surface profiling systems and stress measurement systems has expanded from the engineering laboratory into the production environment. Tencor believes that the automation capabilities of its metrology systems are key strengths for their use in the production setting. Tencor primarily markets metrology systems to the semiconductor industry but also sells to other markets, including data storage and flat panel display markets.

Tencor's sales of metrology systems accounted for approximately 12%, 14% and 13% of total revenues in 1996, 1995 and 1994, respectively.


PHYSICAL MEASUREMENT STANDARDS

Physical measurement standards are used by semiconductor manufacturers and semiconductor equipment manufacturers to calibrate inspection tools and metrology systems. Tencor, through its wholly owned subsidiaries, VLSI Standards, Inc., currently offers a broad line of standards which are traceable, whenever possible, to the standards set by the National Institute for Standards Technology (NIST). The physical measurement standards product line includes surface particle contamination, step height, resistivity, film thickness, linewidth, surface roughness and surface topography standards.

VLSI Standards, Inc. also manufactures physical deposition systems. These systems deposit polystyrene spheres that have controlled diameters onto substrates in order to calibrate defect inspection systems, such as Tencor's Surfscan systems.


MARKETING, SALES AND SERVICE

Tencor sells products through a combination of direct sales and distribution channels. The Company maintains 34 sales and service offices worldwide, with 14 of those in the United States, 7 in Japan, 7 in Europe, 2 in Korea, 1 in Singapore and 1 in Taiwan. International sales accounted for 64% of the Company's revenue for 1996, up from 62% in 1995. The Company's principle customers in 1996 were IBM Corporation, LG International, Samsung, Texas Instruments and Motorola, which
                                        4
accounted for 5.2%, 4.7%, 4.6%, 4.1% and 3.8% respectively. The Company's principal customers in 1995 were Motorola, Siemens, Intel, Micron Technology and Mitsubishi, which accounted for 8.3%, 5.1%, 4.3%, 4.2% and 4.2% of total revenues, respectively. During 1994, the Company's principal customers were Motorola, Texas Instruments, Intel, Samsung and Hyundai who accounted for 7.2%, 5.5% 5.3%, 5.2% and 5.0% of total revenues, respectively. The Company does not consider its business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of major semiconductor manufacturers.


INTERNATIONAL REVENUES

International revenues accounted for 64%, 62% and 51% of Tencor's revenues for the years 1996, 1995 and1994, respectively. Tencor expects that international sales will continue to represent a significant percentage of net sales of the Company. The future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in Asia, one of the largest areas for the sale of yield management in process monitoring equipment. The Company's ability to compete in this area in the future is dependent upon the continuation of favorable trading relationships between the region (especially Japan and Korea) and the United States and the continuing ability of the Company to maintain satisfactory relationships with leading semiconductor companies in the region. International sales and operations may be adversely affected by imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country. The net sales and income from the Company's international business may be affected by fluctuations in currency exchange rates. Although Tencor attempts to manage near term currency risks through "hedging," there can be no assurance that such efforts will be adequate. These factors could have a material adverse effect on the Company's future business and financial results.


BACKLOG

At December 31, 1996, the Company's firm backlog totaled $132.5 million, compared to $175.5 million at December 31, 1995. The Company expects to fill the present backlog of orders during fiscal 1997. All orders are subject to cancellation or delay by the customer with limited or no penalty.

Tencor, from time to time, has experienced and expects to continue to experience fluctuations in its orders and in its results of operations, particularly on a quarterly basis. Expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be affected adversely, which may have an adverse impact on the market price of the Company's Common Stock. A variety of factors have an influence on the Company's orders and operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by the Company or its competitors, the selection of the Company's or its competitors' products by semiconductor manufacturers for new generations of fabrication facilities, the lengthening or shortening of order cycle times for the Company's products, the timing of research and development expenditures, and expenses attendant to acquisitions, strategic alliances and the further development of marketing and service capabilities. As a result of fluctuations in orders, backlog as of the end of successive quarters may vary significantly.

RESEARCH AND DEVELOPMENT

Rapid technological changes in semiconductor manufacturing processes subject the semiconductor equipment manufacturing industry to increased pressure to maintain technological parity with deep submicron process technology. Tencor believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, Tencor devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close
relationships with customers to remain responsive to their product needs.   New
product introductions may contribute to fluctuations in operating results, since customers may defer ordering products from existing product lines. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. On occasion, Tencor has experienced reliability and quality problems in connection with certain product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new hardware and software products or that new hardware and software products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, its results of operations will be affected adversely.

Research and development expenses were $44.3 million, or 11.0% of revenues in 1996, $33.4 million, or 10.1% of revenues in 1995 and $25.3, or 15.6% of revenues in 1994. Research and development expenses consist primarily of salaries, project materials, purchased R&D technologies and other costs associated with Tencor's ongoing efforts of product development and enhancements.


MANUFACTURING, RAW MATERIALS AND SUPPLIES

In 1996, Tencor's principal manufacturing activities took place in Mountain View and Santa Clara, California. In early 1997, the Company began to occupy the new facility constructed for its use in Milpitas, California. The construction and the related move to the Milpitas Facility are scheduled for completion at the end of March 1997 at which time substantially all of the Company's manufacturing operations will be consolidated at the Milpitas facility. Manufacturing activities consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into Tencor's finished products. Many of the components and subassemblies are standard products, although certain items are made to Tencor specifications. Certain of the components and subassemblies included in Tencor's systems are obtained from a single source or a limited group of suppliers. These specific parts are monitored by management to ensure that adequate supplies are available to maintain manufacturing schedules, should supply for any part be interrupted. The partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations. Tencor's physical measurement standards are manufactured in an additional facility in San Jose, California.


COMPETITION

The semiconductor equipment industry is highly competitive. Tencor has experienced and expects to continue to experience substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. Tencor believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers such as Applied Material, Inc. ("Applied Materials"), which recently entered the wafer defect inspection market, Hitachi Electronics Engineering Co., LTD. and Tokyo Electron Limited, who have the resources to support customers on a worldwide basis. Many of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than Tencor. In addition, there are smaller emerging semiconductor equipment companies which
                                        6
provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. No assurance can be given that the Company will be able to continue to compete successfully against its competitors.

In addition, in configuring their fabrication plants, semiconductor manufacturers increasingly tend to select specific items of manufacturing equipment for all of the fabrication facilities used to produce each generation of integrated circuits. As a result of this process, the Company's failure to have one or more of its products selected by a semiconductor manufacturer for use in its facilities for a particular generation of integrated circuits may effectively eliminate sales of that product for all of that manufacturer's fabrication plants used for that generation of integrated circuits. The failure to have one or more of Tencor's products selected by a major semiconductor manufacturer, especially one that is a significant customer of Tencor, for a particular generation of its integrated circuit products could have a significant and long-term adverse effect on the Company's results of operations. Although the Company has been relatively successful to date in these selection decisions, not all of the Company's products have been selected by each of its customers for fabrication facilities for each generation of integrated circuits. Further, there can be no assurance that Tencor's products will be selected in the future, or that Tencor will continue to be as successful in connection with selection processes as it has been to date.


PATENTS AND LICENSES

Tencor's continued success will depend in part on its proprietary technology. While Tencor has attempted to protect its proprietary technology through patents, copyrights and trade secrets, it believes that success will depend more upon the technical expertise, continuing development of new systems, market penetration, installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. Tencor currently holds 69 U.S. patents and has applied for 17 additional patents in the United States. In addition, Tencor has 21 foreign patents and has applied for 44 additional foreign patents. From time to time the Company acquires license rights under U.S. and foreign patents and other proprietary rights of third parties. No assurance can be given that patents will be issued on any of the applications, that license assignments will be made as anticipated or that the Company's patents, licenses or other proprietary rights will be sufficiently broad to protect its technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to Tencor.

The Company and its customers from time to time receive letters from third parties, including competitors, alleging infringement of such parties' patent rights by the Company's products. However, no such letters were received in 1996. Such letters are prevalent in the industry and the Company believes that generally, it is possible to negotiate licenses on commercially reasonable terms. However, there can be no assurance that the Company would prevail in any litigation seeking damages or expenses or to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to license any valid and infringed patents on reasonable terms, if at all.


ENVIRONMENTAL MATTERS

Tencor has learned that the soil and groundwater beneath its leased facilities in Mountain View, California, are contaminated by certain chemicals. Tencor understands that all or most of the contamination occurred prior to the time Tencor began to occupy the premises and resulted either from the activities on the property of a long-time tenant (unaffiliated with Tencor) or from an off-site source. Tencor has a right to indemnification from the owner of the property as to claims brought by third parties with respect to this contamination. There is no assurance, however, that Tencor will not incur investigative costs or other expenses with respect to the property contamination, or that a regulatory agency or third party will not seek to compel Tencor to undertake remedial action, resulting
                                        7
in further costs and expenses, with no assurance that such expenses are recoverable under the indemnity agreement with the owner.


EMPLOYEES

At December 31, 1996, the Company employed 1,357 full-time and temporary persons worldwide. None of these employees is represented by a union and Tencor has never experienced a work stoppage, slowdown or strike. Tencor considers its employee relations to be good.

The future success of the Company is dependent, in part, on its ability to retain certain key personnel. To continue to grow the Company will also need to attract additional skilled personnel in all areas of its business on a worldwide basis. Competition for such personnel is intense. There can be no assurance that the Company will be able to retain its existing key management, engineering and sales personnel or attract additional qualified employees in the future. This could be particularly significant if the Company needs to hire, train and assimilate a large number of new employees. A failure to retain or attract qualified employees could materially adversely affect the business and financial results of the Company.



ITEM 2: PROPERTIES

Certain information concerning the Company's principal properties at December 31, 1996, is set forth below:

                                                                              Square
Location            Type                Principal use                         footage           Ownership
--------            ----                -------------                         -------           ---------

Mountain View, CA   Office, plant       Research and Engineering,             133,025            leased
                                        Marketing, Manufacturing,
                                        Sales and Service

Santa Clara, CA     Office, plant       Corporate Headquarters,               189,280            leased
                                        Marketing, Research and
                                        Engineering, Manufacturing,
                                        Sales and Service

Milpitas, CA        Office              Training facility                      18,500            leased

Naruse, Japan       Office              Sales, service and                     28,417            leased
                                        applications support

The Company also leases office space for 32 additional sales and service offices throughout the world: 7 offices are located in Europe, 6 offices are in Japan, 13 offices are in the United States, 2 offices are located in Korea, 1 office is in Singapore and 1 office is in Taiwan. In addition, the company is in the process of opening a sales and service office in Thailand.

As a result of the Company's desire to consolidate substantially all of its Silicon Valley operations into a single facility, the Company, in late 1995, entered into two seven year operating lease transactions for land, office and manufacturing facilities to be constructed for its use in Milpitas, California. As of March 7, 1997, construction of the facility has virtually been completed and occupancy is scheduled to be concluded by the end of the first quarter of 1997. As a result, the Company allowed certain of its California leased space to expire in December 1996, with the remainder of leaseholds expiring at various times through September 1998. $6.5 million of estimated future costs, such as rents and utilities, related to unoccupied leased space was reserved for at September 30, 1996. Rent on the Company's new facility will commence on April 1, 1997.

The Company believes that its existing leased facilities and the Milpitas facility will be adequate to meet the Company's office and plant space requirements for at least the next twelve months.


ITEM 3: LEGAL PROCEEDINGS


None


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF 1996


None



PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

QUARTERLY COMMON STOCK MARKET PRICE:


1996 Quarter ended    March 31     June 30     September 30      December 31
------------------    --------     -------     ------------      -----------

High                  29            26 1/2        19 5/8            28 3/8
Low                   16 1/2        17            14 3/4            17 5/8


1995 Quarter ended    March 31     June 30     September 30      December 31
------------------    --------     -------     ------------      -----------

High                  31 5/8        43 1/2        47 1/8            46
Low                   17 7/8        28 9/16       39 1/4            24 3/4


The preceding table sets forth the high and low sales prices as reported on the Nasdaq National Market system during the last two years. As of February 28, 1997 there were approximately 842 shareholders of record of the Company's Common Stock. The price for the Company's Common Stock as of the close of business on February 28, 1997 was $40.06 per share. The Company has paid no cash dividends to its shareholders during the past ten years. The Company does not plan to pay cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL HIGHLIGHTS
IN THOUSANDS, EXCEPT PER SHARE DATA

Year ended December 31,                       1996           1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------
OPERATIONS
Net Revenues                              $403,170       $330,197       $182,330       $107,874        $85,054
Net income                                 $61,288 (2)    $65,324        $24,316 (1)     $7,158         $2,402
Net income per share                         $1.93 (2)      $2.09           $.90 (1)      $0.30          $0.12
Weighted average number
of common shares                            31,763         31,212         27,162         23,492         20,270

YEAR END STATUS
Total assets                              $484,419       $395,040       $184,549        $91,340        $64,487
Shareholders' equity                      $365,033       $288,145       $144,729        $70,192        $49,236
Working capital                           $274,238       $241,082       $122,392        $55,590        $37,759
Current ratio                                3.3:1          3.3:1          4.2:1          3.7:1          4.2:1


(1) Includes $2.3 million of expenses related to Tencor's acquisition of Prometrix Corporation.
(2)  Includes a restructuring charge of $8.5 million.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other than statements of historical fact, statements made herein, such as statements regarding financial projections, information or expectations about the Company's products or markets of the Company, or statements about future events, are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These include, among others, uncertainties associated with meeting product delivery timetables, acceptance of new products, costs associated with new product introductions and the proposed merger with KLA, as well as other factors described herein, including those uncertainties identified under the heading "Other Factors Affecting Company Results," as well as the matters identified in the discussion of the Company's business in Item 1 hereof.


OVERVIEW. The Company finished 1996 with revenues of $403,170,000 an increase of 22% over 1995 revenues of $330,197,000 and 1994 revenues of $182,330,000.
During 1996, the Company received net new orders of $360,240,000 and at the end of 1996 had backlog of $132,535,000 compared to backlog at the end of 1995 of $175,465,000. Income from operations was $91,950,000 in 1996 compared to $104,396,000 and $39,476,000 in 1995 and 1994, respectively. The current year's decline in operating income was due primarily to an increase in the Company's product costs, including warranty and installation, resulting in a decline in gross margins as a percentage of revenues, and a restructuring charge of $8,500,000 for costs related to downsizing its worldwide operations and relocating to its new Milpitas facility.

The Company's principal market is the semiconductor industry. The Company's revenues are derived primarily from product sales, principally through its direct sales force and, to a lesser extent, through distributors. The Company markets its products to virtually all of the major semiconductor manufacturers worldwide and its level of sales to individual semiconductor manufacturers may vary significantly from period to period depending on a variety of factors. These factors include the amount of manufacturing capacity being added or modernized by a particular manufacturer and the Company's success in having its systems selected to be utilized in connection with such additional or modernized capacity.

Revenues from sales of products in 1996, 1995 and 1994 were $379,560,000, $312,450,000 and $170,955,000, respectively. In addition, revenues derived from non-warranty service were $23,610,000, $17,747,000 and $11,375,000 in 1996, 1995 and 1994, respectively. Principal customers in 1996 included IBM, LG International, Samsung, Texas Instruments and Motorola, compared with the Company's principal customers in 1995, Motorola, Siemens, Intel, Micron Technology and Mitsubishi. In 1994, the Company's principal customers included Motorola, Texas Instruments, Intel, Samsung and Hyundai. The Company expects that it will, in the future, continue to experience significant fluctuations from period to period in its level of activity with individual semiconductor manufacturers.

The Company has three wholly-owned foreign subsidiaries in Europe, one in Japan and one in Korea for marketing, sales and service of products. In early 1996, the Company established wholly-owned subsidiaries in Singapore and Taiwan for sales and support activities. International sales accounted for 64%, 62% and 51% of the Company's revenues for the years 1996, 1995 and 1994, respectively. The Company believes that foreign sales will continue to account for a significant percentage of revenues.

As a participant in the semiconductor industry, the Company operates in a technologically advanced, highly competitive environment. In addition, the Company depends in large part on the capital expenditures of semiconductor manufacturers worldwide, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been highly cyclical and has experienced periodic downturns, which have had an adverse effect on the level of capital expenditures. While the Company cannot predict what effect these various factors will have on the operating results, the effect of these and other factors could significantly affect the Company's future operating results and stock market value.

RESULTS OF OPERATIONS. The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

Percentage of Net Revenues                    1996           1995           1994
--------------------------------------------------------------------------------

Revenues                                    100.0%         100.0%         100.0%
Cost of sales                                41.2%          36.8%          40.2%
--------------------------------------------------------------------------------
Gross margin                                 58.8%          63.2%          59.8%
--------------------------------------------------------------------------------

Operating expenses:
  Research and development                   11.0%          10.1%          13.9%
  Marketing and selling                      15.7%          16.1%          17.3%
  General and administrative                  7.2%           5.4%           5.7%
  Restructuring/merger charges                2.1%            ---           1.3%
--------------------------------------------------------------------------------
Total operating expenses                     36.0%          31.6%          38.2%
--------------------------------------------------------------------------------

Income from operations                       22.8%          31.6%          21.6%

Other income, net                             1.7%           1.9%            .7%
--------------------------------------------------------------------------------
Income before income taxes                   24.5%          33.5%          22.3%

Provision for income taxes                    9.3%          13.7%           9.0%
--------------------------------------------------------------------------------

Net income                                   15.2%          19.8%          13.3%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                               1996         CHANGE           1995         CHANGE           1994
-----------------------------------------------------------------------------------------------
IN THOUSANDS,
EXCEPT PER SHARE DATA

Revenues                   $403,170            22 %      $330,197             81%      $182,330
Gross profit                237,047            14 %       208,675             91%       109,087
Operating expenses          145,097            39 %       104,279             50%        69,611
Net income                   61,288            (6)%        65,324            169%        24,316
Net  income per share          1.93            (8)%          2.09            132%          0.90


YEARS ENDED DECEMBER 31, 1996 AND 1995.

REVENUES. Revenues increased by $72,973,000 or 22%, in 1996 versus 1995. The increase in revenues was primarily attributable to increased unit volumes of existing products and increased sales of newer products with higher average selling prices. Products with higher average selling prices include the Surfscan AIT and the UV-1270SE film thickness system.

Geographically, the Company's revenue growth in 1996 compared to 1995 was driven by a 56% increase in Korea and a 123% increase in Southeast Asia, principally Singapore and Taiwan. Domestic revenues increased $21,119,000, or 17% in 1996 over 1995. The future performance of the Company will be dependent, in part, on the Company's ability to compete successfully overseas, and in particular, in Asia Pacific, the largest market for semiconductor capital equipment. Factors affecting the Company's ability to compete in foreign markets include continuing free trade between foreign countries and the U.S. and changes in interest and foreign currency rates. Other than for revenues generated in Japan, which in 1996 represented $94,744,000 sales contracts are generally denominated in U.S. dollars. The Company limits its exposures to fluctuations between the U.S. dollar and the yen by purchasing forward contracts and borrowing in yen.

GROSS MARGIN. Gross margin decreased to 58.8% in 1996 from 63.2% in 1995. The decrease during the period was due in part to an increase in costs related to new product introductions and in part to an increase in support related costs as the Company continued to add infrastructure to its worldwide customer satisfaction organization to support its growth. The Company anticipates a modest percentage decrease in gross margins in 1997 due, in part, to increased competition in the market place.

RESEARCH AND DEVELOPMENT. Research and development expenses were $44,258,000 and $33,427,000 in 1996 and 1995, respectively, or 11.0% and 10.1% of revenues, respectively. The increase in absolute dollars is due primarily to increases in salaries and benefits expenses resulting from a net increase in headcount during the period and increases in new product development spending, particularly related to the Company's Surfscan AIT (Advanced Inspection Technology); Surfscan SP1, the industry's first unpatterned wafer inspection system designed for 300mm wafer and device technologies of 0.25 micron; and HRP-200 High Resolution Profiler, a fully-automated surface profiling system which provides complete, high-resolution global and local analysis of wafer surface topography during development and in-line monitoring of processes such as Chemical-Mechanical Polishing (CMP). The percentage increase was attributable to the Company's 32.4% growth in research and development spending compared to a 22.1% growth in revenues. The Company is committed to technology leadership in the semiconductor equipment industry and expects to increase its research and development expenditures in the coming year.

MARKETING AND SELLING. Marketing and selling expenses were $63,478,000 and $53,156,000 in 1996 and 1995, or 15.7% and 16.1% of revenues, respectively. Compared to 1995, in 1996, marketing and selling expenses increased in absolute dollars. This increase can be attributed in part to greater product marketing efforts tied to new product introductions and higher employee compensation-related costs as a result of a net increase in worldwide headcount, and higher
commission expense as a result of the increase in revenues.   The Company
established sales and support operations in both Singapore and Taiwan during 1996, and expects to continue to increase its presence in Asia both through the addition of personnel and the establishment of new sales and support operations. The Company anticipates marketing and selling spending will increase in absolute dollars in 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $28,861,000 and $17,696,000 in 1996 and 1995, or 7.2% and 5.4% of revenues, respectively. The increase in absolute dollars was due in part to increases in expenses resulting from the significant efforts involved with enhancements to the Company's information systems infrastructure including the implementation of the Company's new worldwide information system. The Company anticipates that general and administrative costs will decline in absolute dollars in 1997.

RESTRUCTURING COSTS. During the quarter ended September 30, 1996, the Company recorded a charge for restructuring costs of $8.5 million. This charge consists of $2.0 million in employee severance and related costs as a result of downsizing its worldwide operations through a reduction in force of approximately 10% of the Company's regular employees. The restructuring charge also includes costs aggregating $6.5 million associated with the relocation from the Company's current leased facilities to the facility constructed for its use in Milpitas, California. The Company expects complete occupation of its new facility in Milpitas, California, in the early part of 1997. The Company has additional facilities with leases that expire on various dates through September 1998, and as a result of the Company's move to its new facility in Milpitas, certain of these facilities will become unoccupied during the first quarter of 1997. Due to the relatively short terms remaining on certain of these leases, the Company may be unable to sublease all of its unoccupied facilities. Accordingly, the Company has included in its restructuring charge an amount equal to the remaining costs (including rent) due under those leases which are unlikely to be subleased. The Company has also included in its lease exit cost, amounts for estimated leasehold refurbishment costs (net of existing reserves) to return the facilities to their original condition as required by the lease agreements, the decline in net book value of certain of the Company's furniture and fixtures, and various other costs associated with the exit from its current facilities. Of the $8.5 million total restructuring costs, approximately $1.3 million was used as of December 31, 1996 with the majority of the remaining balance of $7.2 million expected to be utilized during the next nine months.

OTHER INCOME, NET. Other income, net consisted primarily of interest income on short-term investments less interest expense on bank borrowings. Also included were gains and losses on foreign currency transactions.

PROVISION FOR INCOME TAXES. Income taxes as a percentage of income before income taxes were 38.0% in 1996 and 41.0% in 1995, respectively. The decrease was due primarily to a decrease in profits in foreign jurisdictions with higher relative tax rates. The Company expects the income tax rate to decline modestly in 1997.

YEARS ENDED DECEMBER 31, 1995 AND 1994.

REVENUES. Revenues increased $147,867,000, or 81%, in 1995 versus 1994. The increase in revenues was primarily attributable to increased unit volumes of existing products and sales of newer products with higher average selling prices. Products with higher average selling prices included the Surfscan 6420 bare wafer inspection system, the Surfscan 7700 patterned wafer inspection system, the Prometrix UV-1250SE film thickness system and the Tencor P12 surface profiler.

Geographically, the Company's revenue growth in 1995 compared to 1994 was driven by a 210% increase in Europe, principally Germany, a 108% increase in Japan, a 33% increase in Korea and a 41% increase in the U.S. The rest of the world, principally Singapore and Taiwan, increased 212%.

GROSS MARGIN. Gross margin increased to 63.2% in 1995 from 59.8% in 1994. The increase during the period was due in part to a shift in product mix to new, higher margin products, and lower costs of sales resulting from direct sales of the Company's thin film and resistivity products in Japan and Europe, manufacturing efficiencies and increased production volumes resulting in better capacity utilization.

RESEARCH AND DEVELOPMENT. Research and development expenses were $33,427,000 and $25,325,000 in 1995 and 1994 or 10.1% and 13.9% of revenues, respectively. The increase in absolute dollars is due primarily to increases in salaries and benefits expenses resulting from increased headcount during the period and increases in project material costs associated with new product development, particularly the recently introduced Surfscan AIT and SP1. The percentage decrease was attributable to the Company's 32% growth in research and development spending compared to an 81% growth in revenues.

MARKETING AND SELLING. Marketing and selling expenses were $53,156,000 and $31,620,000 in 1995 and 1994, respectively or 16.1% and 17.3% of revenues, respectively. In 1995, compared to 1994, marketing and selling expenses increased in absolute dollars due primarily to increased foreign distributor commissions stemming from increased foreign distributor sales in new markets such as Singapore and Taiwan, offset in part by selling the Company's film measurement products direct in Japan, increased marketing and selling headcount and increased domestic commissions stemming from increased domestic sales. The decline as a percentage of revenues was attributable to the Company's 68% growth in marketing and selling spending compared to an 81% growth in revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $17,696,000 and $10,366,000 in 1995 and 1994 or 5.4% and 5.7% of revenues, respectively. While general and administrative expenses grew in absolute dollars, they declined as a percentage of revenues primarily attributable to the Company's 71% growth in general and administrative spending compared to an 81% growth in revenues.

OTHER INCOME, NET. Other income, net consisted primarily of interest income on short-term investments less interest expense on bank borrowings. Also included were gains and losses on foreign currency transactions.

PROVISION FOR INCOME TAXES. Income taxes as a percentage of income before income taxes were 41.0% in 1995 and 40.4% in 1994, respectively. The increase was due primarily to increased foreign sales in jurisdictions with higher relative tax rates.


LIQUIDITY AND CAPITAL RESOURCES.

The Company has financed its growth primarily through cash flows from operations and amounts, net of offering costs, raised in connection with equity offerings in March 1993 ($10,867,000), September 1994 ($38,187,000)
and April 1995 ($65,865,000). Net cash provided by operations was $93,685,000 in 1996, an increase of $77,313,000 from cash provided by operations in 1995. The primary factor contributing to the increase in cash generated from operations was the decrease in accounts receivable of $25,180,000 during 1996. This decrease is due in part to improved collections and a decline in revenues in the second half of 1996 compared to the same period in 1995. In addition, collection times in Japan were reduced, partly as a result of the factoring agreement with a local bank to sell, with recourse, certain trade receivables which the Company accounted for as an off-balance sheet arrangement.

Working capital was $274,238,000 and $241,082,000 as of December 31, 1996 and 1995, respectively. At December 31, 1996, the Company had $223,777,000 in cash and cash equivalents and short-term investments.

For investing activities, the Company's capital requirements typically consist of computers, manufacturing equipment and cleanrooms. Capital expenditures in 1996 and 1995 were $32,788,000 and $16,493,000, respectively. The increase in capital expenditures in 1996 represents the Company's investment in equipment and software for its new information system and improvements of its Milpitas-based training facility and cleanrooms located in the U.S. and Japan.

In November 1995, the Company entered into a seven year operating lease transaction for the office and manufacturing facility in Milpitas, California. The Company's obligations under the lease may be collateralized at the Company's option by cash and/or investments in order to reduce its monthly payments. At December 31, 1996, cash and securities collateralized under the lease was $71,300,000 and is expected to reach approximately $90,000,000 upon completion scheduled for early 1997.

At December 31, 1996, the Company's principal sources of liquidity consisted of $223,777,000 in cash, cash equivalents and short-term investments and $15,291,000 available under its multi-currency revolving line of credit agreement. Capital expenditures are expected to approximate $29,000,000 in 1997. This amount includes funds for the continuation and completion of facilities expansions, investments in equipment and software for its new information systems and other capital expenditures. The Company believes that the existing cash balances and short-term investments, along with cash generated from operations, will be sufficient to meet the Company's working capital requirements through 1997.

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


OTHER FACTORS AFFECTING COMPANY RESULTS

The Company, from time to time, has experienced, and expects to continue to experience, significant fluctuations in its results of operations, particularly on a quarterly basis. The Company's expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. A variety of factors have an influence on the Company's operating results in a particular period. These factors include specific economic conditions in the semiconductor industry, the timing of the receipt of orders from major customers, customer cancellations or delays of shipments, specific feature requests by customers, production delays or manufacturing inefficiencies, exchange rate fluctuations, management decisions to commence or discontinue product lines, the Company's ability to design, introduce and manufacture new products on a cost effective and timely basis, the introduction of new products by the Company or its competition, the selection of the Company's products by semiconductor manufacturers for new generations of fabrication facilities, the timing of research and development expenditures, and expenses attendant to restructuring, acquisitions, strategic alliances and the further development of marketing and service capabilities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements

Financial Statements:
  Consolidated Balance Sheets - December 31, 1996 and 1995 . . . . . . . . . .18

  Consolidated Statements of Income - December 31, 1996, 1995 and 1994 . . . .19

  Consolidated Statements of Shareholder's Equity -
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .20

  Consolidated Statements of Cash Flows - December 31, 1996, 1995 and 1994 . .21

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .22

  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .36

  Financial Statement Schedules:


    All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

TENCOR INSTRUMENTS
CONSOLIDATED BALANCE SHEETS

December 31,                                                1996           1995
-------------------------------------------------------------------------------
In thousands

ASSETS
Current assets:
     Cash and cash equivalents                          $141,407      $  86,944
     Short-term investments                               82,370         76,889
     Accounts receivable, net                             87,623        118,857
     Inventories                                          51,668         46,725
     Deferred income taxes                                19,056          8,869
     Prepaid expenses and other assets                    10,165          6,666
-------------------------------------------------------------------------------
          Total current assets                           392,289        344,950
-------------------------------------------------------------------------------

Property and equipment, net                               41,601         22,447
Other assets                                              50,529         27,643
-------------------------------------------------------------------------------
          Total assets                                  $484,419       $395,040
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank borrowings                                   $  28,162      $  34,123
     Accounts payable                                     11,936         16,858
     Accrued compensation                                 21,496         16,526
     Other accrued expenses                               33,029         22,816
     Income taxes payable                                 23,428         13,545
-------------------------------------------------------------------------------
          Total current liabilities                      118,051        103,868
-------------------------------------------------------------------------------

Long-term obligations                                      1,335          3,027
-------------------------------------------------------------------------------

Commitments and contingencies  (Notes 2, 4, 8 and 10)

Shareholders' equity:
     Common stock, no par value: 60,000 shares
          authorized;  31,053 and 30,751 shares
          issued and outstanding                         152,756        151,675
     Retained earnings                                   200,024        138,736
     Accumulated unrealized gain on investments, net      14,602            ---
     Cumulative translation adjustment                    (2,349)        (2,266)
-------------------------------------------------------------------------------
          Total shareholders' equity                     365,033        288,145
-------------------------------------------------------------------------------

          Total liabilities and shareholders' equity    $484,419       $395,040
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




          See accompanying notes to consolidated financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31,                      1996           1995           1994
-------------------------------------------------------------------------------
In thousands, except per share data


Revenues                                 $403,170       $330,197       $182,330
Cost of goods sold                        166,123        121,522         73,243
-------------------------------------------------------------------------------
Gross profit                              237,047        208,675        109,087
-------------------------------------------------------------------------------

Operating expenses:
     Research and development              44,258         33,427         25,325
     Marketing and selling                 63,478         53,156         31,620
     General and administrative            28,861         17,696         10,366
     Restructuring/merger charges           8,500            ---          2,300
-------------------------------------------------------------------------------
          Total operating expenses        145,097        104,279         69,611
-------------------------------------------------------------------------------

Income from operations                     91,950        104,396         39,476
Other income, net                           6,901          6,322          1,294
-------------------------------------------------------------------------------

Income before income taxes                 98,851        110,718         40,770

Provision for income taxes                 37,563        45,394          16,454
-------------------------------------------------------------------------------

Net income                               $ 61,288       $ 65,324       $ 24,316
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Net income per share                     $   1.93       $   2.09       $   0.90
Weighted average common shares
     and equivalents                       31,763         31,212         27,162




          See accompanying notes to consolidated financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           Common Stock                          Accum.    Cumulative
                                                       --------------------                     Retained   Unrealized  Translation
                                                        Shares      Amount      Earnings          Gain     Adjustment    Totals
--------------------------------------------------------------------------------------------------------------------------------
In thousands

Balances at December 31, 1993                           22,990      $21,107      $49,446           ---        $(361)     $70,192

     Adjustment to conform fiscal year
         of  Prometrix                                     ---          ---         (350)          ---          ---         (350)
     Net issuance under employee stock plans             1,428        5,511          ---           ---          ---        5,511
     Equity offering, net of offering costs              2,466       38,187          ---           ---          ---       38,187
     Release of FleXus escrowed shares                     178        3,422          ---           ---          ---        3,422
     Release of Prometrix escrowed shares                  394          ---          ---           ---          ---          ---
     Tax benefits of stock option transactions             ---        3,150          ---           ---          ---        3,150
     Cumulative translation adjustment                     ---          ---          ---           ---          301          301
     Net income                                            ---          ---       24,316           ---          ---       24,316
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                           27,456       71,377       73,412           ---          (60)     144,729

      Net issuance under employee stock plans              965        5,630          ---           ---          ---        5,630
      Equity offering, net of offering costs             2,330       65,865          ---           ---          ---       65,865
      Tax benefits of stock option transactions            ---        8,803          ---           ---          ---        8,803
      Cumulative translation adjustment                    ---          ---          ---           ---       (2,206)      (2,206)
      Net income                                           ---          ---       65,324           ---          ---       65,324
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                           30,751      151,675      138,736           ---       (2,266)     288,145

      Net issuance under employee stock plans              552        5,570          ---           ---          ---        5,570
      Repurchase of  common stock                         (250)      (5,456)         ---           ---          ---       (5,456)
      Tax benefits of stock option transactions            ---          967          ---           ---          ---          967
      Cumulative translation adjustment                    ---          ---          ---           ---          (83)         (83)
      Accum. unrealized gain on investments, net           ---          ---          ---       $14,602          ---       14,602
      Net income                                           ---          ---       61,288           ---          ---       61,288
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                           31,053     $152,756     $200,024       $14,602      $(2,349)    $365,033
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------





          See accompanying notes to consolidated financial statements.

TENCOR INSTRUMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                                                1996           1995           1994
---------------------------------------------------------------------------------------------------------
In thousands

Cash flows from operating activities:
   Net income                                                     $  61,288      $  65,324       $ 24,316
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                  16,459          7,635          3,120
      Deferred income taxes                                         (12,425)        (4,231)        (4,262)
      Adjustment to conform Prometrix fiscal year                       ---            ---           (350)
      Non-cash acquisition of in-process R&D                            ---            ---          1,200
      Changes in assets and liabilities:
         Accounts receivable, net                                    25,180        (67,271)       (32,709)
         Inventories                                                 (6,483)       (25,200)        (5,010)
         Prepaid expenses and other assets                           (1,771)        (4,400)           (72)
         Accounts payable                                            (4,830)         8,956          3,318
         Accrued compensation                                         5,204          7,028          4,881
         Other accrued expenses                                       7,963         12,170          3,586
         Income taxes payable                                         3,100         16,361          6,546
---------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                      93,685         16,372          4,564
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                               (32,788)       (16,493)        (6,972)
   Purchases of short-term investments                              (90,255)       (48,061)       (56,391)
   Proceeds from sale of short-term investments                      84,632          7,876         38,104
   Long-term equity investment                                          ---        (10,732)           ---
---------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                         (38,411)       (67,410)       (25,259)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock, net                                      5,570          5,630          7,203
   Proceeds from equity offerings, net                                  ---         65,865         38,187
   Stock repurchases                                                 (5,456)           ---            ---
   Payments under debt obligations                                  (44,436)           ---            ---
   Borrowings under debt obligations                                 41,403         29,693            ---
---------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities            (2,919)       101,188         45,390
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents          2,108           (327)          (706)
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            54,463         49,823         23,989
Cash and cash equivalents at beginning of period                     86,944         37,121         13,132
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 141,407      $  86,944       $ 37,121
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
   Income taxes paid                                              $  47,849      $  34,712       $ 12,425
   Interest paid                                                  $   1,325      $     437       $    197

Supplemental non-cash investing cash flow disclosures:
   Tax benefits from stock option transactions                    $     967      $   8,803       $  3,150
   Accumulated unrealized gain on investment, net                 $  14,602            ---            ---


See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the financial statements of Tencor Instruments and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION PLANS
The Company accounts for its employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released FAS 123, "Accounting for Stock-Based Compensation". FAS 123 provides an alternative to APB 25 requiring additional disclosure effective for fiscal years beginning after December 15, 1995. The Company continues to account for its employee stock plans in accordance with APB 25 and provides additional disclosure required by FAS 123. Accordingly, FAS 123 did not have any impact on the Company's financial position or results of operations. Refer to Note 7 of Notes to Consolidated Financial Statements.

CASH EQUIVALENTS
Cash equivalents are highly liquid investments which are valued at cost, which approximates market, and have original maturity dates of three months or less. Cash equivalents generally consist of treasury notes and money market deposits.

INVESTMENTS
Investments in debt and equity securities are classified as "available-for-sale." Short-term investments consist primarily of U.S. government and municipal bonds and corporate notes which are recorded at fair market value. The long-term equity investments consist of an investment in common stock which is recorded at fair market value. Net unrealized gains and losses are recorded as a separate component of shareholders' equity. Interest income is accrued as earned.

REVENUE RECOGNITION
Revenue is generally recognized upon shipment. Revenues from distributors are recognized upon shipment as no right of return, stock rotation or price protection is given. A provision for the estimated costs of fulfilling warranty and installation obligations is recorded at the time the related revenue is recognized. Service and maintenance contract revenues are deferred and recognized ratably over the period of the related contract.

INVENTORIES
Inventories are stated at the lower of standard cost, which approximates actual cost (on a first-in, first-out basis), or market. Self-constructed demonstration units are stated at their manufacturing costs and reserves are recorded to state the demonstration units at their net realizable value.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the shorter of the estimated lives of the assets, generally three to seven years, or the lease terms.

INTANGIBLE ASSETS
Purchased patents and licenses are amortized over their remaining estimated useful lives on a straight-line basis. Purchased product technologies are amortized over their estimated useful lives of three to seven years on a straight-line basis. Goodwill is amortized over ten years on a straight-line basis. The Company periodically reviews the recoverability of intangible assets based upon the present value of estimated future cash flows.

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, short-term investments and marketable equity securities, accounts receivable and financial instruments used in hedging activities.

Cash equivalents and short-term investments are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. Generally, these securities maintain a highly liquid market and may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any material losses on its investments.

A majority of the Company's trade receivables are derived from sales to large multinational semiconductor manufacturers. Concentration of credit risk with respect to trade receivables are considered to be limited due to its customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains a provision for potential credit losses. The write-offs related to credit losses have been insignificant.

OFF-BALANCE SHEET RISK
The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations of intercompany balance sheet positions. The objectives of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. The cash flows related to gains and losses on these contracts are classified in the same category as the hedged transactions in the Consolidated Statements of Cash Flows.

The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of three months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At December 31, 1996, the Company had forward contracts to sell approximately $6.4 million in Japanese Yen. The fair value of forward exchange contracts, based upon current market rates, totaled approximately $6.2 million at December 31, 1996. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

FAIR VALUE OF DISCLOSURES OF FINANCIAL INSTRUMENTS
The Company has evaluated the estimated fair value of financial instruments using available market information and valuation methodologies. The amounts reported for cash and cash equivalents, investments and bank borrowings reasonably estimate their fair value.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the expected future tax consequences related to temporary differences between the tax bases of the assets and liabilities and the amounts reported in the Company's financial statements. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax law or rates.

NET INCOME PER SHARE
Net income per share is computed using the weighted average number of common and common equivalent shares, ("weighted average shares") outstanding during the period, which includes net shares issuable upon the exercise of stock options, when dilutive.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
The Company has several foreign subsidiaries. The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at the current exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly into a separate component of shareholders' equity under the caption "cumulative translation adjustment." Foreign currency transaction gains and losses have not been significant.


NOTE 2 - MERGER

On January 14, 1997, the Company and KLA Instruments Corporation jointly announced a definitive merger agreement to create a combined company. Under the terms of the merger agreement, shares and options for KLA Instruments common stock will be exchanged for all outstanding shares and options of the Company on the basis of one share of KLA Instruments for each share of the Company. The transaction is intended to qualify as pooling of interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The transaction is conditioned on obtaining both companies' shareholder approval, regulatory clearance and other customary closing conditions. The merger is expected to close during the June 30, 1997 quarter.

NOTE 3 -  BALANCE SHEET COMPONENTS

December 31,                                            1996           1995
---------------------------------------------------------------------------
(in thousands)


Short-term investments available for sale:
     U.S. government notes and bonds                 $33,904        $40,040
     Municipal notes and bonds                        48,466         31,762
     Corporate notes and bonds                           ---          5,087
                                                     ----------------------
                                                     $82,370        $76,889
                                                     ----------------------
                                                     ----------------------

Short-term investments of $38,905 mature in less than one year, $30,952 have maturities between one and five years and $12,513 have maturities greater than five years.

Inventories:
     Raw materials                                   $26,010        $24,829
     Work-in-process                                  15,100         12,948
     Finished goods                                   10,558          8,948
                                                     ----------------------
                                                     $51,668        $46,725
                                                     ----------------------
                                                     ----------------------

Property and equipment:
     Machinery and equipment                         $54,617        $28,845
     Office furniture and fixtures                     7,228          5,705
     Leasehold improvements                           11,385          8,035
     Less: accumulated depreciation
        and amortization                             (31,629)       (20,138)
                                                     ----------------------
                                                     $41,601        $22,447
                                                     ----------------------
                                                     ----------------------

Other assets:
     Long-term equity investments                    $34,355        $10,732
     Purchased patents and technology, net             5,537          7,492
     Goodwill, net                                     3,084          3,485
     Deferred income taxes                             4,183          1,946
     Other                                             3,370          3,988
                                                     ----------------------
                                                     $50,529        $27,643
                                                     ----------------------
                                                     ----------------------

Other accrued expenses:
     Warranty and retrofit                          $  9,215       $  6,685
     Representative sales commissions                  4,650          4,597
     Restructuring charges                             7,179            ---
     Other accrued expenses                           11,985         11,534
                                                     ----------------------
                                                     $33,029        $22,816
                                                     ----------------------
                                                     ----------------------

NOTE 4 - BORROWING ARRANGEMENTS AND OTHER LIABILITIES

The Company has a $20.0 million unsecured multi-currency revolving line of credit agreement with a bank which expires in June 1997. As of December 31, 1996, borrowings under the line of credit were $4.3 million and incur interest charges at the London Interbank Offering Rate (LIBOR) plus 1.0%, or approximately 7% at December 31, 1996. The line of credit requires compliance with certain financial covenants.

The Company's Japanese subsidiary has loan arrangements with local banks. As of December 31, 1996 the aggregate bank borrowings are the Yen equivalent of $24.1 million. These borrowings incur interest charges at the LIBOR plus bank premium, which, during 1996, ranged from 1.1% to 1.6%.

The Company's Japanese subsidiary has an agreement with a local bank to sell, with recourse, certain of its trade receivables. The total amount of the facility is three billion yen, or approximately $25.9 million at December 31, 1996. The Company has accounted for the sale of certain of these receivables, for which the related product has been technologically accepted by its customers, as an off balance sheet financing arrangement. During 1996, a total of the yen equivalent of approximately $42.4 million of receivables were sold under this arrangement. As of December 31, 1996, the yen equivalent of $23.2 million remains uncollected. Of the total amount uncollected, the yen equivalent of $20.9 million was accounted for as an off-balance sheet financing arrangement and the yen equivalent of $2.3 million has been treated as a borrowing. The Company does not believe it is materially at risk for any losses as a result of this agreement.

The Company also has obligations of approximately $3.2 million related primarily to the purchase of certain product technology. Future payments under these obligations are as follows:

Year ending December 31,
(in thousands)
          1997                                            $  1,867
          1998                                               1,272
          1999                                                  32
          2000                                                  31
                                                          --------
             Total minimum payments                          3,202
                Less: current portion                       (1,867)
                                                          --------
          Long-term obligations, less current portion     $  1,335
                                                          --------
                                                          --------

NOTE  5  - RESTRUCTURING COSTS

During the quarter ended September 30, 1996, the Company recorded a charge for restructuring costs of $8.5 million. This charge consists of $2.0 million in employee severance and related costs as a result of downsizing its worldwide operations through a reduction in force of approximately 10% of the Company's regular employees. The restructuring charge also includes costs aggregating $6.5 million associated with the relocation from the Company's current leased facilities to the facility constructed for its use in Milpitas, California. The Company expects complete occupation of its new facility in Milpitas, California, in the early part of 1997. The Company maintains facilities with leases that expire on various dates through September 1998. As a result of the Company's move to its new facility in Milpitas, certain of these leased facilities will become unoccupied during the first quarter of 1997. Due to the relatively short terms remaining on certain of these leases, the Company may be unable to sublease all of its unoccupied facilities. Accordingly, the Company has included in its restructuring charge an amount equal to the remaining costs (including rent) due under those leases which are unlikely to be subleased. The Company has also included in its lease exit cost, amounts for the decline in net book value of certain of the Company's furniture and fixtures, estimated leasehold refurbishment costs (net of existing reserves) to return the facilities to their original condition as required by the lease agreements, and various other costs associated with the exit from its current facilities. Of the $8.5 million total restructuring costs, approximately $1.3 million was used as of December 31, 1996 with the majority of the remaining balance of $7.2 million expected to be utilized during the next nine months. A summary of charges for restructuring costs along with the respective remaining reserves which are included in accrued liabilities, follows (in thousands):

                     Charge Recorded                    Remaining Reserves
                   September 30, 1996      Payments      December 31, 1996
                   -------------------------------------------------------

Downsizing                $1,983           $( 1,151)           $   832
Lease exit costs           6,517            (   170)             6,347
                          ------           --------            -------
Total                     $8,500           $( 1,321)           $ 7,179
                          ------           --------            -------
                          ------           --------            -------

NOTE 6 - INCOME TAXES

December 31,                                      1996        1995        1994
------------------------------------------------------------------------------
(in thousands)

The components of income before
  income taxes are as follows:
  Domestic income before income taxes          $96,202    $101,116     $28,221
  Foreign income before income taxes             2,649       9,602      12,549
                                               -------------------------------
                                               $98,851    $110,718     $40,770
                                               -------------------------------
                                               -------------------------------

The provision (benefit) for income taxes is comprised of the following:
  Current:
    Federal                                    $39,503   $  37,704     $15,771
    State                                        5,752       6,194       2,357
    Foreign                                      2,898       5,727       2,572
                                               -------------------------------
                                                48,153      49,625      20,700
                                               -------------------------------
  Deferred:
    Federal                                     (9,310)     (3,100)     (2,601)
    State                                         (761)       (264)     (1,645)
    Foreign                                       (519)       (867)        ---
                                               -------------------------------
                                               (10,590)     (4,231)    ( 4,246)
                                               -------------------------------
  Provision for income taxes                   $37,563   $  45,394     $16,454
                                               -------------------------------
                                               -------------------------------

The significant components of deferred income tax assets are as follows:

  Inventories and other reserves               $ 5,373   $   2,755
  Warranty and employee benefit accruals         6,186       4,105
  Depreciation and amortization                  3,504         360
  Other                                          6,342       3,595
                                               -------------------
                                               $21,405   $  10,815
                                               -------------------
                                               -------------------

The reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows:

  Federal statutory rate                          35.0%     35.0%       35.0%
  State income taxes, net of federal benefit       3.8       3.6         3.8
  Effect of foreign operations taxed at
  various rates                                    2.0       3.1         2.6
  Benefit from foreign sales corporation          (3.5)     (3.1)       (3.0)
  Research and development tax credit              ---       ---        (0.2)
  Merger costs                                     ---       ---         1.7
  Other                                            0.7       2.4         0.5
                                                  ----      ----        ----
                                                  38.0%     41.0%       40.4%
                                                  ----      ----        ----
                                                  ----      ----        ----

NOTE 7 - SHAREHOLDERS' EQUITY

In February 1996, the Company repurchased 250,000 shares of its Common Stock for $5.5 million.

In June 1996, employees holding options to purchase shares of the Company's Common Stock were offered the opportunity to exchange their existing options ranging in prices from $17.875 per share to $46.875 per share for options at the then current market price of $17.625 per share. The Company granted new replacement stock options of 831,171 shares in exchange for the cancellation of the entire unexercised portion of the options being replaced.

STOCK OPTION AND INCENTIVE PLANS. The Company has various stock option and management incentive plans for selected employees, officers, directors, and consultants. The plans provide for awards in the form of stock options, stock appreciation rights, stock purchase rights, and performance shares. As of December 31, 1996, only stock options have been awarded under the plans. Options to purchase Common Stock have been granted at no less than 85% of their fair market value on the date of grant.

The activity under the option plans, combined, was as follows:





                                          Option                                                      Weighted-
                                         Available            Options               Price              Average
                                         For Grant          Outstanding           per Share        Exercise Price
                                         ---------          -----------           ---------        --------------

Balances at December 31, 1993            1,267,664           3,005,096        $  1.13 - $  6.00        $  3.37
Additional shares reserved               1,000,000                 ---                      ---            ---
Options granted                         (1,316,690)          1,316,690           4.83 -   23.57          11.71
Options canceled                           130,252            (130,252)          1.13 -   13.32           4.33
Options exercised                              ---          (1,314,774)          1.13 -    5.88           3.20
Options expired                           (623,928)                ---                      ---            ---
                                        ----------          ----------

Balances at December 31, 1994              457,298           2,876,760        $  1.29 -  $23.57         $ 7.19
Additional shares reserved                 800,000                 ---                      ---            ---
Options granted                           (974,477)            974,477          17.88 -   46.89          37.01
Options canceled                            94,051             (94,051)          1.29 -   38.25          19.10
Options exercised                              ---            (811,796)          1.29 -   13.31           4.46
Options expired                            (12,921)                ---                      ---            ---
                                        ----------          ----------

Balances at December 31, 1995              363,951           2,945,390        $  1.29 -  $46.89         $17.43
Additional shares reserved               1,550,000                 ---                      ---            ---
Options granted                         (1,787,420)          1,787,420          15.94 -   29.00          18.33
Options canceled                         1,196,776          (1,196,776)          1.45 -   46.89          31.88
Options exercised                              ---            (310,683)          1.29 -   22.31           5.62
Options expired                            (14,547)                ---                      ---            ---
                                        ----------          ----------

Balances at December 31, 1996            1,308,760           3,225,351        $  1.45 -  $40.00         $13.70
                                        ----------          ----------
                                        ----------          ----------

The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure as follows:

                                   Options Outstanding                           Options Vested and Exercisable
                      -------------------------------------------------      ------------------------------------
                        Number      Weighted-Average        Weighted-          Number Vested
     Range of         Outstanding       Remaining            Average          and Exercisable   Weighted-Average
  Exercise Prices     at 12/31/96   Contractual Life     Exercise Price         at 12/31/96      Exercise Price
  ---------------     -----------   ----------------     --------------         -----------      --------------
 $  1.45 - $ 5.88         639,429               4.38             $ 3.81             549,049             $ 4.07
 $  6.00 - $ 8.50         326,096               7.25               7.16             279,709             $ 7.16
 $ 13.31 - $13.31         598,527               7.61              13.31             372,404             $13.31
 $ 15.94 - $17.06          10,800               9.54              16.45                   0             $ 0.00
 $ 17.63 - $17.63         958,912               9.49              17.63                 850             $17.63
 $ 17.75 - $40.00         691,887               9.62              20.78              48,173             $29.75
 -------------------------------------------------------------------------------------------------------------
 $  1.45 - $40.00       3,225,351               7.93             $13.70           1,250,185             $ 8.51
 -------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted in 1996 and 1995 is $9.11 and $18.53, respectively.

EMPLOYEE STOCK PURCHASE PLAN. The Company's employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings towards the quarterly purchase of the Company's Common Stock. The employee's purchase price is derived from a formula based on the fair market value of the Common Stock. No compensation expense is recorded in connection with the plan. In 1996 and 1995, 242,713 and 159,042 shares, respectively, had been purchased by employees. At December 31, 1996, 522,919 shares were reserved and available for issuance under this plan.

PRO FORMA INFORMATION. As of December 31, 1996, the Company has various stock-based compensation plans which are discussed above. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of approximately 5.7% for both years; volatility factor of the expected market price of the Company's Common Stock of .58 for both years and a weighted-average expected life of the options of approximately 3.5 for both years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and the employee stock purchase plan.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                    1996           1995
                                    ----           ----
Net income:
     Historical                   61,288         65,324
     Pro forma                    55,355         63,764
Earnings per share:
     Historical                  $  1.93        $  2.09
     Pro forma                   $  1.79        $  2.06

OTHER EMPLOYEE BENEFIT PLANS. The Company has a profit sharing program for eligible employees. The program accumulates and distributes, on a six-month basis, a percentage of pretax profits, as determined by the Board of Directors. In addition, the Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. During 1996, the Company matched dollar-for-dollar up to $1,500 of an eligible employee's contribution. The total charge to operations under the profit sharing and 401(k) programs aggregated approximately $6.6 million, $6.3 million and $2.5 million in 1996, 1995 and 1994, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its principal facilities under non-cancelable operating leases. The leases expire at various times beginning in December 1996 through November 2004, with renewal options at fair market value for additional periods. The Company also leases equipment and other facilities under operating leases.

In late 1995, the Company entered into two seven-year operating leases for land, office and manufacturing facilities being constructed for its use in Milpitas, California. As of December 31, 1996, the lessor has funded a total of $71.3 million and has committed to fund up to $90.0 million. The leases provide for monthly payments which vary based upon the total constructed costs of the properties and the London Interbank offering rate (LIBOR). The Company's lease obligations under the leases may be collateralized at the Company's option in order to reduce the monthly payments. Payments under these leases will commence upon the Company's occupation and completion of the buildings in the second quarter of 1997. The leases provide the Company with the option at the end of each lease of either acquiring the properties at their original cost or arranging for the properties to be acquired. If the Company does not purchase the properties at the end of the leases, the Company will be contingently liable to the lessor for residual value guarantees aggregating $72.9 million. In addition, under the terms of the leases, the Company must maintain compliance with certain financial covenants. As of December 31, 1996, the Company was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantees does not currently have a material adverse effect on the Company's financial position or results of operations.

Total operating lease expense was $5.3 million, $5.2 million and $3.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under non-cancelable operating leases, which include estimated lease payments for its Milpitas, California facilities using a LIBOR rate of approximately 6.0% and total construction costs of $90.0 million, are as follows (in thousands):
     1997                                       $ 9,782
     1998                                         8,648
     1999                                         7,513
     2000                                         7,209
     2001                                         6,778
     Thereafter                                  17,243
                                                -------
     Total net minimum lease payments           $57,173
                                                -------
                                                -------

Because a large number of patents exist in the semiconductor field and new patents are issued frequently, the Company from time to time, in the normal course of business, receives and makes inquiries with regard to possible patent infringement. The Company believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company's financial position. The Company intends to be active in the protection of its intellectual property, including its patents.

NOTE 9 -  INDUSTRY AND GEOGRAPHIC INFORMATION

No single customer accounted for more than 10% of net revenues in 1996 and 1995. International sales accounted for 64%, 62% and 51% of the Company's revenues in 1996, 1995 and 1994, respectively. The Company designs, manufactures, markets and services wafer defect inspection systems, thin film measurement and metrology systems used primarily in the manufacture of integrated circuits by the semiconductor industry.

The following is a summary of the Company's geographic operations:


Year ended December 31,                                      1996           1995           1994
-----------------------                                      ----           ----           ----
(In thousands)

Revenues:
   Sales to unaffiliated customers:
      Domestic                                           $147,197       $126,078       $ 89,269
      International:
         Japan                                             94,744         86,112         41,482
         Korea                                             49,063         31,481         23,699
         Taiwan                                            29,194         16,937            ---
         Singapore                                         13,957          2,461            ---
         Europe                                            54,521         60,871         19,649
         ROW                                               14,494          6,257          8,231
                                                         --------------------------------------
            Total sales to unaffiliated customers         403,170        330,197        182,330
      Intercompany sales among geographic areas:
         United States                                      3,615          2,868          1,244
         Japan                                             67,785         52,350         17,292
         Singapore                                          1,727            ---            ---
         Europe                                            39,404         37,740          8,448
         Consolidation eliminations                      (112,531)       (92,958)       (26,984)
                                                         --------------------------------------
            Revenues                                     $403,170       $330,197       $182,330
                                                         --------------------------------------
                                                         --------------------------------------

   Income from operations:
      United States                                      $  5,856       $ 12,985       $ 26,913
      Japan                                                32,614         37,884          8,755
      Korea                                                13,160         11,204            755
      Taiwan                                                9,998          7,610            ---
      Singapore                                             4,279          1,121            ---
      Europe                                               26,043         33,592          3,053
                                                         --------------------------------------
            Income from operations                       $ 91,950       $104,396       $ 39,476
                                                         --------------------------------------
                                                         --------------------------------------

   Identifiable assets at December 31:
      United States                                      $210,496       $153,717       $ 81,019
      Japan                                                27,817         51,397         23,183
      Korea                                                 3,029          1,958            378
      Taiwan                                                  402            ---            ---
      Singapore                                               887            ---            ---
      Europe                                               18,011         24,135          6,143
      General corporate assets consisting of cash,
        cash equivalents and short-term investments       223,777        163,833         73,826
                                                         --------------------------------------
          Total assets                                   $484,419       $395,040       $184,549
                                                         --------------------------------------
                                                         --------------------------------------


Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

At December 31, 1996, 1995 and 1994, total foreign liabilities (excluding intercompany balances) were $35.9 million, $42.6 million and $10.6 million, respectively. For fiscal years 1996, 1995 and 1994, foreign capital expenditures and depreciation expense were $3.3 million and $542,000, $1.4 million and $331,000 and $642,000 and $299,000, respectively.

Certain reclassifications have been made to amounts in 1995 in order to be comparative to the presentation in 1996.


NOTE 10 - CERTAIN TRANSACTIONS

UNIPHASE. In November 1995, the Company entered into agreements with Uniphase Corporation (Uniphase) to license certain technology, provide partial funding for research and development and purchase 665,568 shares of Uniphase's common stock (adjusted to reflect a two for one stock split in June 1996) and, as a result, became the exclusive OEM reseller of Uniphase's laser imaging defect review station and automatic defect classification (ADC) software. The Company recorded the license as acquired product technology and is amortizing the cost over its estimated useful life of three years. The research and development funding is charged to research and development expense over the term of the funding agreement and the Company has recorded the purchase of Uniphase common stock as a long-term marketable equity investment at its fair value at the time of the purchase. Included under the caption "Accumulated unrealized gain on investments, net" is $14.3 million related to the increase in fair market value of the Company's investment in Uniphase common stock as of December 31, 1996.

ACQUISITIONS. On February 25, 1994, a subsidiary of the Company completed its merger with Prometrix Corporation ("Prometrix). As a result of conforming Prometrix's fiscal year to that of the Company's, Prometrix's loss for the two months ended December 31, 1993 of $350,000 was charged to retained earnings effective January 1, 1994. Also, in connection with the merger, $2.3 million of merger costs and expenses were incurred and charged to merger expense in 1994.

On March 3, 1992, the Company acquired FleXus, Inc. (FleXus) . A portion of the stock was escrowed pending revenues from FleXus products achieving agreed upon levels, and in 1994, the Company recorded the release of escrowed common stock at a value of $3.4 million.


PARK SCIENTIFIC LICENSE. The Company expensed the purchase of an in-process R&D technology licensing agreement with Park Scientific (PSI) in the amount of $1.2 million to R&D expense in 1994.

NOTE 11 - QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED) (In thousands, except per share amounts)

                           March 31       June 30     September 30   December 31
1996:
   Revenues                $106,283       $109,417       $ 96,986       $ 90,484
   Gross profit              65,436         65,193         55,774         50,644
   Income from operations    31,369         28,393         13,214(1)      18,974
   Net income                20,251         18,546          9,603(1)      12,888
   Net income per share    $   0.64       $   0.59       $   0.30(1)    $   0.40
1995:
   Revenues                $ 67,608       $ 78,664       $ 88,003       $ 95,922
   Gross profit              42,558         50,229         55,502         60,386
   Income from operations    20,831         24,565         29,150         29,850
   Net income                12,876         15,495         18,174         18,779
   Net income per share    $   0.44       $   0.49       $   0.57       $   0.59


(1) Includes an $8.5 million restructuring charge.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tencor Instruments

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tencor Instruments and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
February 7, 1997
_________________________________

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth certain information as of March 7, 1997, with respect to the Company's Board of Directors:

    NAME                       AGE            POSITION
    ----                       ---            --------
    Jon D. Tompkins             56  Chairman of the Board, President and Chief
                                    Executive Officer
    Richard J. Elkus, Jr.       62  Vice Chairman of the Board
    James W. Bagley             58  Director
    Dean O. Morton              64  Director
    Dr. Calvin F. Quate         73  Director
    Lida Urbanek                53  Director
    Renn Zaphiropoulos          70  Director


JON D. TOMPKINS   Mr. Tompkins was appointed President and Chief Executive
Officer of Tencor in April 1991. He has served on Tencor's Board of Directors since May 1991 and was appointed Chairman of the Board of Directors in November 1993. Mr. Tompkins also serves on the Boards of Directors of Fusion Systems, Varian and SEMI/SEMATECH, a private research and development consortium of U.S. semiconductor equipment and materials companies.

RICHARD J. ELKUS, JR.   Mr. Elkus has been Vice Chairman of the Board of Tencor
since February 1994 to the present. Mr. Elkus is currently serving on the Board of Directors of OnTrak Systems, Inc. and Voyan Technology. Mr. Elkus was Executive Vice President of Tencor from February 1994 to September 1996, and was one of the founders of Prometrix Corporation, which was acquired by Tencor in February 1994. Mr. Elkus was the Chairman of the Board and Chief Executive Officer of Prometrix from 1983 until February 1994.

JAMES W. BAGLEY   Mr. Bagley has been a director of Tencor since June 1993.  Mr.
Bagley is Chairman and Chief Executive Officer of OnTrak Systems, Inc. Previously, Mr. Bagley was Vice Chairman of Applied Materials, Inc., the largest supplier of wafer fabrication systems to the semiconductor industry, until May, 1996. Prior to joining Applied Materials, Mr. Bagley was with Texas Instruments Incorporated for more than 15 years. Mr. Bagley also serves on the Board of Directors of Teradyne, Inc., Kulicke & Soffa Industries, Inc., and Extraction Systems, Inc.

DEAN O. MORTON  Mr. Morton has been a director of Tencor since June 1993.
Mr. Morton retired in October 1992 as Executive Vice President and Chief Operating Officer and as a director of Hewlett- Packard Company, a computer and instruments manufacturer, where he had held various positions since 1960.
Mr. Morton is a director of ALZA Corporation, Centigram Communications Corporation, The Clorox Company and Raychem Corporation. He is also a director of the Metropolitan Series Fund and

MetLife Portfolios, a trustee of the MetLife State Street and State Street Research funds and a director of the Kaiser Foundation Health Plan and Hospitals. Mr. Morton also serves on the Board of Associates, Harvard Business School and is a Trustee of the David and Lucille Packard Foundation.

DR. CALVIN F. QUATE   Dr. Quate has been a director of Tencor since 1989. Dr.
Quate has been a Professor of Applied Physics and Teaching Research at Stanford University since 1960. Since 1981, he has also served as Senior Research Fellow at the Xerox Palo Alto Research Center. From May 1992 to July 1992 Dr. Quate served as a consultant to SEMATECH, a semiconductor research consortium equally funded by the U.S. Government and a group of United States semiconductor manufacturers.

LIDA URBANEK   Mrs. Urbanek has been a director of Tencor since August 1991.
Mrs. Urbanek is the widow of Dr. Karel Urbanek, founder of the Company and its president from November 1976 until April 1991.

RENN ZAPHIROPOULOS   Mr. Zaphiropoulos has been a director of Tencor since 1988.
Mr. Zaphiropoulos was President and Chief Executive Officer of Versatec, Inc.
(a Xerox Company) from 1969 until his retirement in 1988, and Corporate Vice President of Xerox Corporation from 1984 until his retirement in 1988.
Mr. Zaphiropoulos is currently a director of Optical Coating Laboratory, Inc. and various privately-held corporations and holds executive seminars in management worldwide.

 EXECUTIVE OFFICERS

The following table and notes thereto identify and set forth certain information with respect to the Company's executive officers:

Name of Individual            Age       Position
------------------            ---       --------

Jon D. Tompkins (1)           56        Chairman of the Board, President and
                                          Chief Executive Officer

Dr. Graham J. Siddall (2)     50        Executive Vice President and Chief
                                          Operating Officer
Bruce R. Wright (3)           48        Senior Vice President, Finance and
                                          Administration, and Chief Financial
                                          Officer
Woody Spedden (4)             59        Senior Vice President, Field Operations
Gary Bultman (5)              40        Vice President, Corporate Marketing
Dr. David Alles (6)           57        Vice President and Chief Technical
                                          Officer
Dr. Michael E. Kahn (7)       58        Vice President, Film Measurement
                                          Division
Dennis J. Fortino (8)         50        Vice President, Metrology Division
William A. Colby (9)          51        Vice President, Customer Satisfaction
Dr. Seiji Yoshii (10)         59        Vice President, President, Tencor Japan
Frederick A. Ball (11)        34        Vice President, Corporate Controller and
                                          Secretary


( 1) See the information about Mr. Tompkins under "Directors and Executive Officers of the Registrant", above.

( 2) Dr. Siddall was appointed Executive Vice President and Chief Operating Officer in December 1995. Previously Dr. Siddall served as Senior Vice President for the Wafer Inspection Division from November 1994 to December 1995 and has been a Vice President since joining Tencor in 1988. Prior to joining Tencor, Dr. Siddall served in a number of key roles at GCA corporation, Hewlett Packard Laboratories and Rank Taylor Hobson.

( 3) Mr. Wright was appointed Senior Vice President Finance and Administration and Chief Financial Officer in November 1994.
          Mr. Wright joined Tencor in December 1991 as Vice President and Chief Financial Officer. Prior to joining Tencor, from 1988 to 1991, Mr. Wright served as Chief Financial Officer of Teknekron, a Nevada-based venture capital holding company.

( 4) Mr. Spedden was appointed senior vice president of worldwide sales in July 1996. His role was expanded in October 1996 to encompass the worldwide customer satisfaction organization including customer service and support. Prior to joining Tencor, he most recently served as president and chief executive officer of Credence Systems from 1991 through 1995. Prior to joining Credence in 1989, Spedden spent 18 years in a variety of sales and marketing management roles at Teradyne, Inc. His background also includes sales and engineering roles at Hewlett-Packard and the Applied Physics Laboratory of Johns Hopkins University. He serves on the board of directors for Advanced Energy Industries, Inc. and Integrated Sensor Solutions, a privately held company.

( 5) Mr. Bultman was appointed Vice President of Corporate Marketing in May 1995. Prior to that time, Mr. Bultman was Vice President of Marketing for the Film Measurement Division of the Company and for Prometrix Corporation prior to its acquisition in February 1994. Prior to joining Prometrix Corporation in 1993, Mr. Bultman spent 10 years with Applied Materials in a variety of technical, marketing and sales roles, including head of marketing for Applied Materials HTCVD division.

( 6) Dr. Alles was appointed to the newly created post of chief technical officer in July 1996. Working closely with the research and engineering groups in Tencor's three divisions, he is responsible for driving strategic technical and advanced research initiatives company-wide. Alles joined Tencor from AT&T Bell Labs where he spent nearly 25 years in a variety of engineering and managerial roles, most recently as director of the R&D Planning and Administration Center. Alles' work at Bell Labs was instrumental in the development of the electron beam exposure system (EBES), which remains the dominant technology for photomask production.


( 7) Dr. Kahn was appointed Vice President and General Manager, Film Measurement Division in September 1995. Dr. Kahn joined Tencor as Vice President in May 1993. Prior to joining Tencor, Dr. Kahn was President and Chief Executive Officer of Gamma MicroWave, Inc., a manufacturer of microwave components and systems, from April 1991 until January 1993, and President of Teradyne Laser Systems, a manufacturer of semiconductor manufacturing equipment, from February 1989 until March 1990.

( 8) Mr. Fortino was appointed Vice President, Metrology Division in November 1995. Prior to joining Tencor, Mr. Fortino spent four years with Spectra-Physics Lasers, Inc. as Vice President of the Laser Systems Business Unit. Prior to that he served in a variety of executive positions including Division General Manager of Spectra Physics' Industrial laser division and president of Rofin-Sinar,Inc. (a division of Siemens).

( 9) Mr. Colby joined Tencor in June 1995 and was appointed Vice President, Customer Satisfaction in December 1995. Prior to joining Tencor, Mr. Colby was the Director of service for Nikon Precision, a leading supplier of semiconductor wafer steppers. Mr. Colby also has nine years of experience with Ultratech Stepper in a variety of management positions.

(10) Dr. Yoshii was appointed a Vice President of Tencor in May 1991. He joined Tencor in May 1990 as President of Tencor Japan. From October 1989 to April 1990, Dr. Yoshii served as Vice President and General Manager of Applied Materials Japan, the Japanese subsidiary of the largest supplier of wafer fabrication systems to the semiconductor industry. From February 1987 to October 1989, he was Managing Director and General Manager of the Implant Product Division of Applied Materials Japan.

(11) Mr. Ball joined Tencor as corporate controller in March 1995 and was promoted to corporate vice president in January of 1996. At that time, he also added the role of corporate secretary to his responsibilities which include all accounting functions within the company. Mr. Ball joined the company from Price Waterhouse LLP, where he worked with a number of high technology companies. During his 10 years with Price Waterhouse he held a succession of management positions, both in the United States and abroad.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and changes in ownership of such stock (Forms 4 and 5).

To the Company's knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during the year ended December 31, 1994.

ITEM 11: EXECUTIVE COMPENSATION

BOARD COMPENSATION

Non-management directors currently are compensated at a rate of $15,000 per year, payable quarterly, plus $1,000 per Board meeting attended and $500 per Board committee meeting attended separate from Board meetings. Directors also are reimbursed for their reasonable expenses incurred in attending Board and committee meetings. Non- management directors are also entitled to receive a mandatory initial option grant of 10,000 shares and mandatory annual option grants of 5,000 shares pursuant to Tencor's 1993 Non-employee Directors Stock Option Plan.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation for 1996, 1995, and 1994 of the Chief Executive Officer and each of the other four most highly compensated executive officers of Tencor whose total salary and bonus for 1996 exceeded $100,000:

                                                     SUMMARY COMPENSATION TABLE



                                                                                             LONG-TERM
                                                                                               COMP.
                                                         ANNUAL COMPENSATION                  AWARDS
                                                         -------------------                  ------
                                                                                            SECURITIES
                                                                                            UNDERLYING     ALL OTHER
 NAME AND PRINCIPAL POSITION                      YEAR       SALARY ($)      BONUS($)       OPTIONS (#)    COMP. ($)
 ---------------------------                      ----       -----------     --------       -----------    ---------
 Jon D. Tompkins                                  1996         352,067        381,562          71,999       12,291(1)
 Chief Executive Officer                          1995         307,475        422,115          40,000       12,582(1)
                                                  1994         284,900        217,308         100,000       13,373(1)


 Dr. Graham Siddall                               1996         292,062        214,132          87,999        1,500(2)
 Senior Vice President, Wafer                     1995         191,580        242,074           5,000        1,000(2)
 Inspection Division                              1994         162,540        125,953          90,000        1,000(2)


 Bruce R. Wright                                  1996         195,417        157,810          58,999        1,500(2)
 Senior Vice President, Finance and               1995         179,175        207,505          30,000        1,000(2)
 Administration, and Chief                        1994         159,775         84,916          80,000        1,000(2)
 Financial Officer

 Dr. Seiji Yoshii                                 1996         298,127        152,800          40,999           _
 Vice President, President of                     1995         278,360        192,677          20,000           _
 Tencor Japan                                     1994         241,990        101,381          28,000           _


 Dennis Fortino                                   1996         187,589        132,295         139,999        1,500(2)
 Vice President, Metrology                        1995          31,667         62,000          50,000        1,000(2)
 Division                                         1994            _              _               _             _



(1)       Includes $12,373 in 1994, $11,582 in 1995 and $10,879 in 1996 of
          forgiveness of principal and interest due under a loan made by Tencor in connection with Mr. Tompkins' employment which was being retired over a five-year period which ended in 1996. Includes $1,500 of matching contributions made by Tencor to Tencor's 401(k) Plan on behalf of Mr. Tompkins.

(2) Matching contributions made by Tencor to Tencor's 401(k) Plan on behalf of the Participant.

     The following table sets forth certain information with respect to the options granted to the executive officers named in the Summary Compensation Table during 1996:



                                                  OPTION GRANTS IN LAST FISCAL YEAR



                                     Individual Grants
                                    ------------------                          Potential Realizable Value
                      Number of         % of Total                                at Assumed Annual Rates
                     Securities           Options                               of Stock Price Appreciation
                     Underlying         Granted to     Exercise or                  for Option Term(2)
                       Options         Employees In    Base Price   Expiration  ---------------------------
Name               Granted (#)(1)       Fiscal Year      ($/sh)        Date        5% ($)        10% ($)
----              -----------------------------------------------------------------------------------------
Jon D. Tompkins        71,999               4.1%         $17.625      6/27/06     $798,056     $2,022,431
Dr. Graham Siddall     87,999               5.0%         $17.625      6/27/06     $975,404     $2,471,866
Bruce R. Wright        58,999               3.3%         $17.625      6/27/06     $653,960     $1,657,264
Dr. Seiji Yoshii       40,999               2.3%         $17.625      6/27/06     $454,443     $1,151,650
Dennis Fortino         39,999               2.3%         $17.625      6/27/06     $443,360     $1,123,560


(1)  The options granted in June 1996, with terms of 10 years, vest at the rate
     of 25% per year beginning one year   after grant. Payments by the optionees
     on exercise (including any taxes Tencor is required to withhold) may be made in cash, by a full recourse promissory note or by the tender of shares. All options were granted at the fair market value of Tencor's Common Stock on the date of grant.

(2)  Potential realizable value is based on certain assumed rates of
     appreciation over the term of the option.  The   amounts are calculated
     based on rules of the Securities and Exchange Commission and do not represent the Company's estimate of future stock price growth.



The following table sets forth certain information with respect to the options exercised by the executive officers named in the Summary Compensation Table during 1996 and options outstanding at fiscal year end.


            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES



                                                                              Value of Unexercised
                        Shares             Value    Number of Unexercised     In-the-Money Options
                      Acquired on        Realized   Options at FY-End (#)         at FY-End ($)
 Name                Exercise (#)         ($)(1)       Vested/Unvested         Vested/Unvested (2)
 ----                ------------          -----       ---------------         -------------------
 Jon D. Tompkins           --                 --       113,121 / 122,001     $2,321,643 / $1,283,142
 Dr. Graham Siddall      10,955           $155,099      65,823 / 110,201     $1,193,834 / $1,105,005
 Bruce R. Wright           --                 --       131,498 /  80,001     $2,620,349 / $  828,080
 Dr. Seiji Yoshii         2,070           $ 27,945      53,466 /  55,001     $1,067,312 / $  541,642
 Dennis Fortino            --                 --          --   /  39,999           --   / $  349,991


_________

(1) Market value of underlying securities at exercise date less the exercise price.

(2) Market value of underlying securities at fiscal year-end minus the exercise price of "in the money" options.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Tencor's Common Stock as of January 31, 1997: (i) by each person who is known by Tencor to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of Tencor's directors; (iii) by each of Tencor's executive officers named in the Summary Compensation Table herein; and
(iv) by all directors and executive officers as a group. Except as otherwise indicated, Tencor believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to the Common Stock shown as being beneficially owned by them.

                                                          Shares Beneficially
                                                                 Owned
                                                    ----------------------------
Name of Beneficial Owner                                Number (1)     Percent
------------------------                            ----------------------------
Pioneering Management Corporation (2)                   2,940,000       9.5%
    60 State Street
     Boston MA 02109
J.W. Seligman & Co. Incorporated (2)                    2,711,000       8.7%
     100 Park Avenue - 8th Floor
     New York NY 10006
Jon D. Tompkins (3)                                       119,751         *
Richard Elkus                                              75,000         *
James Bagley (4)                                           14,443         *
Dean O. Morton (5)                                         13,243         *
Calvin Quate (6)                                           31,415         *
Lida Urbanek (7)                                          812,897       2.6%
Renn Zaphiropoulos (8)                                      5,138         *
Graham Siddall (9)                                         93,197         *
Bruce R. Wright (10)                                      147,995         *
Dr. Seiji  Yoshii (11)                                     55,536         *
Dennis Fortino                                              1,185         *
All executive officers and directors
as a group (21 persons) (12)                            1,789,901       5.8%

*  Less than 1%.



(1) The number of shares of Common Stock and calculation of percent of ownership takes into account those underlying stock options held by the named individual or group that are vested and exercisable within 60 days of January 31, 1997.
(2) The number of shares is as of December 31, 1996, and is based on Schedule 13G filed by each of the named shareholders.
(3)  Includes 113,121 shares issuable upon exercise of outstanding options.
(4)  Consists of 14,443 shares issuable upon exercise of outstanding options.
(5)  Includes 10,835 shares issuable upon exercise of outstanding options.
(6)  Includes 14,165 shares issuable upon exercise of outstanding options.
(7) Includes 647,232 shares held by a trust of which Mrs. Urbanek is a trustee. Also includes 14,165 shares issuable upon exercise of outstanding options.
(8)  Consists of 5,138 shares issuable upon exercise of outstanding options.
(9)  Includes 73,023 shares issuable upon exercise of outstanding options.
(10) Includes 137,498 shares issuable upon exercise of outstanding options.
(11) Includes 53,466 shares issuable upon exercise of outstanding options.
(12) Includes 619,624 shares issuable upon exercise of outstanding options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1993, Tencor loaned Bruce Wright, its Senior Vice President, Finance and Administration and Chief Financial Officer, $400,000 pursuant to a promissory note secured by his principal residence, which bears interest at 5.5% per annum and is due in May 2002.

In November 1996, Tencor loaned David Alles, its Vice President and Chief Technology Officer, $200,000 pursuant to a promissory note secured by his principal residence, which bears interest at 6.52% per annum and is due October 2003.

PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1, 2)  See item 8.

     (3) Exhibits. See Exhibit Index on page 49 of this report. The following exhibits are filed as part of this Form 10-K.

           2.1 Agreement and Plan of Reorganization dated January 14, 1997, among Registrant, KLA Instruments Corporation and Tiger Acquisition Corporation. (9)

           3.1   Copy of Registrant's Articles of Incorporation as amended (7)

           3.2   Copy of Registrant's Bylaws, as amended (8)

          10.1   Registrant's Second Amended and Restated 1984 Stock Option Plan
                 (2)*

          10.2   Registrant's Form of Option Agreement*

          10.5 Master Lease for the premises at 2400-2476 Charleston Road dated July 5, 1988 between the Company and Meridian Point Realty
                 Trust '83 (1)

          10.6 Lease for the premises at 2370 Charleston Road dated October 7, 1983 between the Company and E&K Properties, as amended by Addendum No.1 dated October 31,1983 and letters dated May 12, 1987 and June 30, 1988 (1)

          10.8 Form of indemnification Agreement between the Company and its officers and directors, as amended. (1)

          10.11  Registrant's 401(k) Plan (1)

          10.12  Prometrix Corporation's 401(k) Plan (8)

          10.15  Description of Registrant's Senior Executive Incentive Program
                 (5)*

          10.16  Registrant's 1993 Equity Incentive Plan, as amended (4)*

          10.17  Registrant's 1993 Nonemployee Directors Stock Option Plan (4)*

          10.18  Registrant's Employee Stock Purchase Plan (4)

          10.19  Registrant's Foreign Employee Stock Purchase Plan (2)

          10.20 Prometrix 1983 Employee Incentive Stock Option Plan, as amended (6)*

          10.21  Prometrix 1993 Employee Incentive Stock Option Plan (6)*

          10.25 Leases for the premises at 3233 Scott Blvd., Santa Clara, California (8)

          10.26 Multi-currency loan agreement with Bank of Boston dated June 15, 1995 (10)

          10.27 Phase IIA and Phase IIB Leases for Milpitas Facility dated December 29, 1995 (10)

          21.1   Subsidiaries of the Registrant

          23.1   Consent of Price Waterhouse LLP, Independent Accountants


                 (1) In addition to the Amendment to Indemnification Agreement attached hereto as Exhibit 10.8, previously filed as an exhibit, with corresponding exhibit number, to Registration Statement on Form S-1 (33-46799) filed March 27, 1992, as amended.

                 (2) Previously filed as exhibit to Registration Statement on Form S-8 (33-62986) filed May 20, 1993.

                 (3) Previously filed as exhibit 28 to Registration Statement on Form S-8 (33-60690) filed April 8, 1993.

                 (4) Previously filed as exhibit to Registration Statement on Form S-8 (333-08785) filed July 25, 1996.

                 (5) Previously filed as an exhibit, with corresponding exhibit number, to Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1993.

                 (6) Previously filed as an exhibit, with corresponding exhibit number, to Registration Statement on Form S-4 (33-73586) filed December 30, 1993, as amended.

                 (7) In addition to the Certificate of Amendment to Articles of Incorporation filed with the California Secretary of State on May 31, 1995, a copy of which is attached hereto as Exhibit 3.1 previously filed as an exhibit 3.1 to the Registration Statement identified in footnote (1) above, except for a Certificate of Amendment thereto filed as exhibit 3.3 to the Annual Report on Form 10-K identified in footnote (5) above and a Certificate of Amendment filed as exhibit 3.1 to Registration Statement on Form S-3 (33-83014) filed August 19, 1994, as amended.

                 (8) Previously filed as an exhibit, with corresponding exhibit number, to Registration Statement on Form S-3 identified in footnote (7) above.

                 (9) Previously filed as an exhibit, with corresponding exhibit number, to current report on Form 8-K filed January 22, 1997.

                (10) Previously filed as an exhibit, with corresponding exhibit number, to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     *  Management contract or compensatory plans.

(b) No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 1996.

     On January 22, 1997, the Company filed a report on Form 8-K related to the proposed merger between the Company and KLA Instruments Corp.

(c) Exhibits: The exhibits listed in Item (a)(3) above, if not noted as previously filed, are submitted as a separate section of this report.

(d) The individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all subsidiaries are included in the consolidated financial statements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 1997.

                       TENCOR INSTRUMENTS


                       By  /s/ Bruce R. Wright
                           -------------------------------
                           Bruce R. Wright
                              Senior Vice President and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Title                     Date

/s/ Jon D. Tompkins        Chairman of the Board, President        March 7, 1997
-------------------------  and Chief Executive Officer
Jon D. Tompkins            (Principal Executive Officer)

/s/ Bruce R. Wright        Senior Vice President, Chief Financial  March 7, 1997
-------------------------  Officer (Principal Financial Officer)
Bruce R. Wright

/s/ Frederick A. Ball      Vice President, Corporate Controller
-------------------------  and Secretary (Principal                March 7, 1997
Frederick A. Ball          Accounting Officer)


/s/ Richard J. Elkus, Jr.  Vice Chairman of the Board              March 7, 1997
-------------------------
Richard J. Elkus, Jr.


/s/ James W. Bagley        Director                                March 7, 1997
-------------------------
James W. Bagley


/s/ Dean O. Morton         Director                                March 7, 1997
-------------------------
Dean O. Morton


/s/ Dr. Calvin F. Quate    Director                                March 7, 1997
-------------------------
Dr. Calvin F, Quate


/s/ Lida Urbanek           Director                                March 7, 1997
-------------------------
Lida Urbanek


/s/ Renn Zaphiropoulos     Director                                March 7, 1997
-------------------------
Renn Zaphiropoulos

                                INDEX TO EXHIBITS



 3.1  Certificate of Amendment to Articles of Incorporation

10.2  Registrants' Form of Option Agreements

10.8  Registrants' Form of Amendment to Indemnification Agreement

21.1  Subsidiaries of Registrant

23.1  Consent of Price Waterhouse LLP, Independent Accountants